Form 10-Q
period 2014-10-31
Nogales Resources Corp
filed 2014-12-08
CIK 1606254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-199013

Nogales Resources Corp.

(Exact name of registrant as specified in its charter)

Nevada	35-2510378
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 80, Calle Columbia, Colonia 5 de Diciembre, Puerto Vallarta, CP48351, Jalisco, México
(Address of principal executive offices)

322-174-9267
(Registrant’s telephone number)

____________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,600,000 common shares as of December 4, 2014.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of October 31, 2014 (unaudited) and April 30, 2014;
F-2	Statements of Operations for the three and six months ended October 31, 2014 (unaudited);
F-3	Statement of Cash Flows for the six months ended October 31, 2014 (unaudited);
F-4	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

NOGALES RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	October 31,	April 30,
ASSETS	2014	2014

Current
Cash	$11,748	$34,959
Prepaid expenses	2,500	-

Total current assets	14,248	-

Mineral property option - Note 5	1,150	-

Total assets	$15,398	$34,959

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,293	$1,441
Total current liabilities	1,293	1,441

Long term liabilities
Accrued interest- related party - Note 6	703	-
Due to related party - Note 6	23,000	23,000
Total long term liabilities	23,703	23,000

Total liabilities	24,996	24,441

STOCKHOLDER'S EQUITY (DEFICIT)

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value - Notes 6 and 7
90,000,000 shares authorized
1,600,000 shares issued and outstanding	1,600	1,600
Additional paid in capital	10,400	10,400
Accumulated deficit	(21,598)	(1,482)

Total stockholder's equity (deficit)	(9,598)	10,518

Total liabilities & stockholder’s equity (deficit)	$15,398	$34,959

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	Three Months	Six Months
	Ended	Ended
	October 31, 2014	October 31, 2014
Expenses
Audit and accounting fees	$3,353	$8,818
Bank charges	44	240
Foreign exchange	6	9
Legal fees	3,731	5,138
Office expenses	750	1,550
Mineral property - exploration costs	-	2,000
Transfer and filing fees	858	1,658

Operating loss	8,742	19,413

Interest expense - Note 6	348	703

Net loss	$(9,090)	$(20,116)

Basic loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic	1,600,000	1,600,000

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

Six Months
Ended
October 31, 2014
Cash Flows used in Operating Activities
Net loss	$(20,116)
Changes in non-cash working capital items:
Prepaid expenses	(2,500)
Accounts payable and accrued liabilities	(148)
Accrued interest - related party	703

Net cash used in operating activities	(22,061)

Cash flows from investing activities
Acquisition of mineral property option	(1,150)

Net cash used by investing activities	(1,150)

Decrease in cash during the period	(23,211)

Cash, beginning of the period	34,959

Cash, end of the period	$11,748

Supplemental information

Interest and taxes paid in cash	$-

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

(Stated in US Dollars)

(Unaudited)

Note 1  Basis of Presentation

While the information presented in the accompanying October 31, 2014 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These interim consolidated financial statements should be read in conjunction with the Company’s April 30, 2014 audited financial statements (notes thereto) included in the Company’s Form S-1.

Operating results for the six months ended October 31, 2014 are not necessarily indicative of the results that can be expected for the year ending April 30, 2015.

Note 2  Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on April 9, 2014.  The Company was formed for the purpose of acquiring and developing mineral properties.  The Company’s year-end is April 30.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $21,598 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

(Stated in US Dollars)

(Unaudited)

Note 3  Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in US dollars.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which may have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and NRC Exploration LLC., a wholly owned subsidiary incorporated in Nevada, USA on May 8, 2014.  All significant inter-company transactions and balances have been eliminated.

Cash

Cash consists of all highly liquid investments that are readily convertible to cash within 90 days when purchased.

Mineral Property

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with FASB ASC 930, “Extractive Activities-Mining,” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.

In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements.

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

(Stated in US Dollars)

(Unaudited)

Note 3  Summary of Significant Accounting Policies - (cont’d)

Mineral Property - (cont’d)

Mineral property exploration costs are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre-feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.

Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

To date the Company has not established any proven or probable reserves on its mineral properties.

Asset Retirement Obligations

Asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, are recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is amortized, such that the cost of the ARO is recognized over the useful life of the assets.  The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted fair value is accreted to the expected settlement value.

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  As of October 31, 2014 the Company has determined no provision for ARO’s is required.

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

(Stated in US Dollars)

(Unaudited)

Note 3  Summary of Significant Accounting Policies - (cont’d)

Impairment of Long- Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under FASB ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable.  When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-0 through 15-5, Impairment or Disposal of Long- Lived Assets.

Foreign Currency Translation

The Company’s functional currency is the United States dollar as substantially all of the Company’s operations are in the USA. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”).

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Accumulated Other Comprehensive Income account in Stockholder’s Equity, if applicable.  Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in the Statement of Operations and Comprehensive Loss.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

(Stated in US Dollars)

(Unaudited)

Note 3  Summary of Significant Accounting Policies - (cont’d)

Income Taxes - (cont’d)

The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method.  Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Newly Issued Accounting Pronouncements

The Company has reviewed all new accounting pronouncements and does not expect any new pronouncements or guidance to have an impact on its results of operations or financial position.

We have elected to adopt FASB Accounting Standards Update No. 2014-10, which amends Topic 915 of the FASB Accounting Standards Codification to remove the financial reporting distinction between exploration stage entities and other reporting entities from U.S. GAAP.

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

(Stated in US Dollars)

(Unaudited)

Note 3  Summary of Significant Accounting Policies - (cont’d)

Newly Issued Accounting Pronouncements - (cont’d)

In addition, the amendments eliminate the requirements for exploration stage entities to (1) present inception-to-date information in the statements of income, cash flows, and stockholder’s equity (deficit), (2) label the financial statements as those of a exploration stage entity, (3) disclose a description of the exploration stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a exploration stage entity that in prior years it had been in the exploration stage.  Although we do not expect this pronouncement to affect our actual results of operations or financial position, it will affect the presentation of our financial statements, in that inception-to-date information will not be presented in our statements of operations, cash flows, or stockholder’s equity (deficit).

Note 4  Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 - inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 - inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

(Stated in US Dollars)

(Unaudited)

Note 4  Financial Instruments - (cont’d)

Level 3 - inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts payable and accrued liabilities, and due to related parties in management’s opinion approximate their fair value due to the short maturity of such instruments.  These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 5  Mineral Property

On May 20, 2014, the Company’s wholly owned subsidiary, NRC Exploration Ltd (“NRC”) entered into a property option agreement whereby NRC was granted an option to earn up to an 100% interest in the Donald mineral claim #1028301”.  The Donald claim is located in the Omineca mining district of the Province of British Columbia Canada, and comprises 517 hectares.

Consideration for the option consists of cash payments totalling US $11,150; of which US $1,150 is payable upon the execution of the agreement (paid) and US$ 10,000 is due on or before April 30, 2017.

Note 6  Related Party Transactions

On April 30, 2014, the Company received and accepted a subscription to purchase 1,600,000 common shares at $0.0075 per share for aggregate proceeds of $12,000 from the Company’s president.  The subscription agreement permitted the Company to accept 160,000 Mexican Peso’s in full settlement of the share subscription.  The share subscription was settled in Mexican Peso’s.

On April 28, 2014, the Company President loaned $23,000 to the Company and the Company issued a promissory note in the amount of $23,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.  During the three and six month periods ended October 31, 2014 the Company charged interest expense of $348 and $703 respectively pursuant to this note payable.  Total accrued interest on this note as of October 31, 2014 was $703.

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

(Stated in US Dollars)

(Unaudited)

Note 7  Capital Stock

The authorized common stock of the Company consists of 90,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of October 31, 2014 the Company had 1,600,000 common stock and zero preferred stock outstanding.

On April 30, 2014, the Company issued 1,600,000 common shares to the Company’s president at $0.0075 per share for total proceeds of $12,000.

Note 8  Subsequent Events

The Company has determined there are no reportable subsequent events.

Subsequent events were evaluated through December 1, 2014, the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an exploration stage mineral exploration company incorporated in Nevada on April 9, 2014.  On May 8, 2014, we incorporated a wholly-owned subsidiary, NRC Exploration LLC in the state of Nevada, for the purposes of mineral exploration. On May 20, 2014, our consulting geologist introduced us to an attractive mineral property. We acquired an option on that property whereupon we can acquire 100% legal and beneficial ownership interest in the Donald mineral claim (hereafter the “Mineral Claim”). The Mineral Claim is located in the Ominica Mining District located in the central part of the Province of British Columbia, Canada. It is located on provincial lands administered by the Province of British Columbia.  The legal and ownership rights on the claim are limited to the exploration and extraction of mineral deposits subject to applicable regulations.  The Mineral Claim totals roughly 1,300 acres or 2.03 square miles in size and is located approximately 59 miles northeast of the community of Fort St. James, British Columbia.

We have no proven, possible and implied reserves on our mineral claim. Depending upon the outcome of our mineral exploration programs an economic feasibility study would be undertaken to determine proven, possible and implied reserves prior to making any production decisions. We could expend many millions of dollars on exploration activities prior to determining if a feasibility study is warranted or not.

Our planned additional exploration activities will be designed to explore for additional indications that our Mineral Claim may contain commercially viable quantities of minerals. We have not identified commercially exploitable reserves of minerals on our Mineral Claim to date.  We are an exploration stage company and there is no assurance that commercially viable minerals quantities exist on our Mineral Claim.

Our business plan is to proceed with the exploration of our Mineral Claim to determine whether there are commercially exploitable reserves of minerals.  We intend to proceed with an initial exploration program as recommended by our consulting geologist.  Our consulting geologist has recommended a modest program consisting of basic prospecting techniques and geochemical sampling.  From the results of this program follow-up exploration can be planned for later in the same year or the following season.

The budget for our initial exploration program is as follows:

Initial Exploration Budget

	Unit	Number	Cost	Total US Funds
CAMP CHARGES
Travel to/from site	Per	2	450	$900
Daily (Food, expenses etc.)	Man-days	14	68	$952
Communications (Radio rental)	Days	7	23	$161
Geochemical Program
Soil Sample Assays	Per	100	27	$2,700
Rock Sample Assays	Per	20	36	$720
Transportation
Truck Rental	Days	7	90	$630
Personnel
Geologist	Days	7	450	$3,150
Field Helper	Days	7	225	$1,575
Subtotal				$10,788
Contingency				$1,002
TOTAL COST OF PROGRAM				$11,790

The operating budget for the fiscal year ending April 30, 2015 consists of planned expenditures for our initial mineral exploration program, as described above, and for necessary legal and accounting expenses.  Management’s estimate of our planned expenditures by category and by calendar quarter for the next calendar year are set forth below:

Calendar year ending July 31, 2015
	Q1	Q2	Q3	Q4
	Fiscal year-ending April 30, 2015			2016 Fiscal year
	Q2	Q3	Q4	Q1
Expense Category					Category Totals
Mining Exploration	$0	$$0	$11,790	$0	$11,790
Legal, Accounting	$2,000	$2,000	$2,000	$2,000	$8,000
Totals	$2,000	$2,000	$13,779	$2,000	$19,790

As of October 31, 2014, we had cash on hand of $11,748.  We are currently seeking additional funds to conduct our initial exploration program and pay our other planned expenses during the current fiscal year.  There can be no assurance that we will be able to raise the required funds and, if our efforts are unsuccessful, our business plan may be delayed.

We have not identified commercially exploitable reserves of minerals on our Mineral Claim to date.  We are an exploration stage company and there is no assurance that commercially viable minerals quantities exist on our Mineral Claim.

Results of Operations for the three and six months ended October 31, 2014.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $9,090 for the three months ended October 31, 2014. Our expenses during the quarter consisted of audit and accounting fees of $3,353, bank charges of $44,     a $6 loss on foreign exchange, legal fees of $3,731, office expenses of $750, transfer and filing fees of $858, and interest expense of $348.

We incurred expenses and a net loss in the amount of $20,116 for the six months ended October 31, 2014. Our expenses consisted of audit and accounting fees of $8,818, bank charges of $240     a $9 loss on foreign exchange, legal fees of $5,138, office expenses of $1,550, exploration costs of $2,000, transfer and filing fees of $1,658, and interest expense of $703.

Our losses are attributable to operating expenses together with a lack of any revenues. We anticipate our expenses will increase when we undertake our initial exploration plan for the Mineral Claim.

Liquidity and Capital Resources

As of October 31, 2014, we had total current assets of $14,248, consisting of cash and prepaid expenses. We had current liabilities of $1,293.  Accordingly, we had working capital of $12,955 as of October 31, 2014.

On April 28, 2014 our sole officer and director loaned the Company $23,000 which is evidenced by a Promissory Note in the amount of $23,000 with interest accruing on the principal amount of 6% per annum and due on December 31, 2018.

Our sole officer and Director, Mr. Aguirre, has offered to fund our basic legal and accounting compliance expenses through additional infusions of equity or debt capital on an as-needed basis, although he is under no legal obligation to provide funding.  This offer is not the subject of a formal written agreement with us, and there are no specific limits as to time or dollar amount.

As outlined above, we expect to spend approximately $19,790 toward the initial implementation of our business plan through the course of the year ending April 30, 2015.   If our current public offering is fully subscribed, we believe that we will have sufficient cash to fund our budget through the first quarter of our year beginning July 31, 2015. If substantially less than the maximum offering is sold, however, our ongoing ability to meet budgets and to implement our business plan may be impaired. In addition, we will require significant additional capital in order to undertake commercial mineral production on our mineral claims following completion of our planned exploration activities.  We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

As discussed in the notes to our financial statements, we have no established source of revenue.  This has raised substantial doubt for our auditors about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

Off Balance Sheet Arrangements

As of October 31, 2014, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Currently, we do not believe that any accounting policies fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Misael Aguirre. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2014, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2014.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nogales Resources Corp.

Date:	December 8, 2014

By:	/s/ Misael Aguirre Misael Aguirre
Title:	Chief Executive Officer and Director