Form 10-Q
period 2015-01-31
Nogales Resources Corp
filed 2015-03-17
CIK 1606254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2015

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

322-174-9267
(Registrant’s telephone number)

_________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,790,000 common shares as of March 9, 2015.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of January 31, 2015 (unaudited) and April 30, 2014;
F-2	Statements of Operations for the three and nine months ended January 31, 2015 (unaudited);
F-3	Statement of Cash Flows for the nine months ended January 31, 2015 (unaudited);
F-4	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

NOGALES RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	January 31,	April 30,
ASSETS	2015	2014

Current
Cash	$11,606	$34,959
Prepaid expenses	250	-

Total current assets	11,856	-

Mineral property option - Note 5	1,150	-

Total assets	$13,006	$34,959

LIABILITIES

Current
Accounts payable and accrued liabilities	$250	$1,441
Total current liabilities	250	1,441

Long term liabilities
Accrued interest- related party - Note 6	1,051	-
Due to related party - Note 6	23,000	23,000
Total long term liabilities	24,051	23,000

Total liabilities	24,301	24,441

STOCKHOLDER'S EQUITY (DEFICIT)

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value - Notes 6 and 7 90,000,000 shares authorized 2,790,000 and 1,600,000 shares issued and outstanding, respectively	2,790	1,600
Additional paid in capital	18,135	10,400
Accumulated deficit	(32,220)	(1,482)

Total stockholder's equity (deficit)	(11,295)	10,518

Total liabilities & stockholder’s equity (deficit)	$13,006	$34,959

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	January 31, 2015	January 31, 2015
Expenses
Audit and accounting fees	$3,037	$11,855
Bank charges	112	352
Foreign exchange	921	930
Legal fees	2,982	8,120
Office expenses	750	2,300
Mineral property - exploration costs	-	2,000
Transfer and filing fees	2,472	4,130

Operating loss	10,274	29,387

Interest expense - Note 6	348	1,051

Net loss	$(10,622)	$(30,738)

Basic loss per share	$(0.01)	$(0.02)

Weighted average number of shares outstanding - basic	2,169,130	1,789,710

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

Nine Months
Ended
January 31, 2015
Cash Flows used in Operating Activities
Net loss	$(30,738)
Changes in operating ssets and liabilities:
Prepaid expenses	(250)
Accounts payable and accrued liabilities	(1,191)
Accrued interest - related party	1,051

Net cash used in operating activities	(31,128)

Cash flows from investing activities
Acquisition of mineral property option	(1,150)

Net cash used by investing activities	(1,150)

Cash flows from financing activities
Proceeds from stock issuance	8,925

Net cash from financing activities	8,925

Decrease in cash during the period	(23,353)

Cash, beginning of the period	34,959

Cash, end of the period	$11,606

Supplemental information

Interest and taxes paid in cash	$-

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015

(Stated in US Dollars)

(Unaudited)

Note 1  Basis of Presentation

While the information presented in the accompanying January 31, 2015 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These interim consolidated financial statements should be read in conjunction with the Company’s April 30, 2014 audited financial statements (notes thereto) included in the Company’s Form S-1.

Operating results for the nine months ended January 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2015.

Note 2  Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on April 9, 2014.  The Company was formed for the purpose of acquiring and developing mineral properties.  The Company’s year-end is April 30.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $32,220 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

Nogales Resources Corp.

Notes to the Consolidated Financial Statements

January 31, 2015

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

Nogales Resources Corp.

Notes to the Consolidated Financial Statements

January 31, 2015

(Stated in US Dollars)

(Unaudited)

Note 3  Summary of Significant Accounting Policies - (cont’d)

Asset Retirement Obligations - (cont’d)

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  As of January 31, 2015 the Company has determined no provision for ARO’s is required.

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

Nogales Resources Corp.

Notes to the Consolidated Financial Statements

January 31, 2015

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

Nogales Resources Corp.

Notes to the Consolidated Financial Statements

January 31, 2015

(Stated in US Dollars)

(Unaudited)

Note 4  Financial Instruments - (cont’d)

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

Consideration for the option consists of cash payments totalling US$11,150, of which US$1,150 is payable upon the execution of the agreement (paid) and US$10,000 is due on or before April 30, 2017.

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

On April 28, 2014, the Company President loaned $23,000 to the Company and the Company issued a promissory note in the amount of $23,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.  During the three and nine month periods ended January 31, 2015 the Company charged interest expense of $348 and $1,051 respectively pursuant to this note payable.  Total accrued interest on this note as of January 31, 2015 was $1,051.

Nogales Resources Corp.

Notes to the Consolidated Financial Statements

January 31, 2015

(Stated in US Dollars)

(Unaudited)

Note 7  Capital Stock

The authorized common stock of the Company consists of 90,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of January 31, 2015 the Company had 2,790,000 common stock and zero preferred stock outstanding.

On April 30, 2014, the Company issued 1,600,000 common shares to the Company’s president at $0.0075 per share for total proceeds of $12,000.

On December 18, 2014, pursuant to a Prospectus offering of up to 1,500,000 common shares at a price of US$0.0075, the Company issued 1,190,000 common shares for aggregate proceeds of US$8,925.  The subscription agreement allows for the Company to accept in full settlement in either US$0.0075 or 0.1 Mexican Peso’s for each share acquired.

Note 8  Subsequent Events

The Company has determined there are no reportable subsequent events.

Subsequent events were evaluated through March 17, 2015, the date the financial statements were issued.

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

As of January 31, 2015, we had cash on hand of $11,606.  We raised a total of $8,925 through our recent public offering and we are currently seeking additional funds to conduct our initial exploration program and pay our other planned expenses during the current fiscal year.  There can be no assurance that we will be able to raise the required funds and, if our efforts are unsuccessful, our business plan may be delayed.

We have not identified commercially exploitable reserves of minerals on our Mineral Claim to date.  We are an exploration stage company and there is no assurance that commercially viable minerals quantities exist on our Mineral Claim.

Results of Operations for the three and nine months ended January 31, 2015.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $10,622 for the three months ended January 31, 2015. Our expenses during the quarter consisted of audit and accounting fees of $3,037, bank charges of $112, a $921 loss on foreign exchange, legal fees of $2,982, office expenses of $750, transfer and filing fees of $2,472, and interest expense of $348.

We incurred expenses and a net loss in the amount of $30,738 for the nine months ended January 31, 2015. Our expenses consisted of audit and accounting fees of $11,855, bank charges of $352, a $930 loss on foreign exchange, legal fees of $8,120, office expenses of $2,300, exploration costs of $2,000, transfer and filing fees of $4,130, and interest expense of $1,051.

Our losses are attributable to operating expenses together with a lack of any revenues. We anticipate our expenses will increase when we undertake our initial exploration plan for the Mineral Claim.

Liquidity and Capital Resources

As of January 31, 2015, we had total current assets of $11,856, consisting of cash of $11,606 and prepaid expenses of $250. We had current liabilities of $250.  Accordingly, we had working capital of $11,606 as of January 31, 2015.

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

As outlined above, we expect to spend approximately $19,790 toward the initial implementation of our business plan through the course of the year ending April 30, 2015.  We raised a total of $8,925 through our recent public offering and we are currently seeking additional funds to conduct our initial exploration program and pay our other planned expenses during the rest of current fiscal year.  There can be no assurance that we will be able to raise the required funds and, if our efforts are unsuccessful, our business plan may be delayed.

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

Off Balance Sheet Arrangements

As of January 31, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Misael Aguirre. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2015, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nogales Resources Corp.

Date:	March 17, 2015

By:	/s/ Misael Aguirre Misael Aguirre
Title:	Chief Executive Officer and Director