Form 10-K
period 2015-04-30
Nogales Resources Corp
filed 2015-07-09
CIK 1606254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended April 30, 2015

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

(775) 621-9078

(Registrant’s telephone number)

______________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes   [X] No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ] Yes   [X] No

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [X]

The aggregate market value of the common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter is: n/a.

As of June 24, 2015, there were 2,790,000 shares of common stock $0.001 par value, outstanding.

PART I

Item 1. Business.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

We are an exploration stage mineral exploration company incorporated in Nevada on April 9, 2014.  On May 8, 2014, we incorporated a wholly-owned subsidiary, NRC Exploration LLC in the state of Nevada, for the purposes of mineral exploration. On May 20, 2014, our consulting geologist introduced us to a mineral property and we acquired an option on that property whereupon we can acquire 100% legal and beneficial ownership interest in a mineral claim known as the Donald mineral claim. The Donald mineral claim is located in the Ominica Mining District located in the central part of the Province of British Columbia, Canada.

In view of the current world wide depressed market for metals, we have chosen not to incur additional exploration cost on the Donald Property at this time and are no longer pursuing exploration or development of the property.  Management is currently searching for other opportunities in the mineral exploration field.

Employees

We have no employees as of the date of this prospectus other than our president and CEO, Mr. Aguirre. We conduct our business largely through agreements with consultants and other independent third party vendors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

On May 8, 2014, we incorporated a wholly-owned subsidiary, NRC Exploration LLC in the State of Nevada for the purpose of conducting mineral exploration.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Item 1A. Risk Factors

A smaller reporting company is not required to include this Item.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

Following our decision to cease exploration activities on the Donald mineral claim, we do not have any interests in real property at this time.

Item 3. Legal Proceedings.

There are no claims, actions, suits, proceedings, or investigations that are currently pending or, to our knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of our officers, directors, or affiliates.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted under the symbol “NLRT” on the electronic marketplace operated by OTC Markets Group, Inc.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by OTC Markets Group, Inc. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Fiscal Year Ended April 30, 2015
Quarter Ended	High $	Low $
April 30, 2015	n/a	n/a
January 31, 2015	n/a	n/a
October 31, 2014	n/a	n/a
July 31, 2014	n/a	n/a

Fiscal Year Ending April 30, 2014
Quarter Ended	High $	Low $
April 30, 2014	n/a	n/a

On June 24, 2015, the last quoted price per share of our common stock was $0.02.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Stockholders of Our Common Shares

The Company has approximately 34 stockholders of record of its common stock. As of June 24, 2015, we had 2,790,000 shares of our common stock issued and outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Common stock

Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our Board of Directors with respect to any series of preferred stock, the holders of our common stock will possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing fifty percent (50%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Our Articles of Incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by our Board of Directors from time to time, the holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our Board of Directors from funds available therefore.

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by our Board of Directors, upon liquidation, dissolution or winding up, the holders of shares of our common stock will be entitled to receive pro rata all assets available for distribution to such holders.

In the event of any merger or consolidation with or into another company in connection with which shares of our common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of our common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash). Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Recent Sales of Unregistered Securities

We closed an issue of 1,600,000 shares of common stock on April 30, 2014 to Mr. Misael Aguirre, our president, CEO, CFO, and sole director. Mr. Aguirre acquired these shares in exchange for $12,000 at a price of $0.0075 per share. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the fiscal year ended April 30, 2015 and the period from Inception (April 9, 2014) to April 30, 2014.

We have not earned any revenues since the inception of our current business operations. We incurred operating expenses in the amount of $39,461 for the year ended April 30, 2015. Our expenses during the year consisted of audit and accounting fees of $15,103, bank charges of $426, a $921 loss on foreign exchange, legal fees of $12,382, office expenses of $3,050, transfer and filing fees of $5,579, and mineral property exploration costs of $2,000.  We also incurred interest expense of $1,388 and incurred a write-down of our former mineral property in the amount of $1,150.

For the period from inception on April 9, 2014 through April 30, 2014, we incurred expenses and a net loss of $1,482.

Our losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of April 30, 2015, we had total current assets of $1,913, consisting of cash of $663 and prepaid expenses of $1,250. We had current liabilities of $81.  Accordingly, we had working capital of $1,832 as of April 30, 2015.

On April 28, 2014 our sole officer and director loaned the Company $23,000 which is evidenced by a Promissory Note in the amount of $23,000 with interest accruing on the principal amount of 6% per annum and due on December 31, 2018.  In addition, we raised a total of $8,925 through our public offering closed December 18, 2014. Subsequent to the reporting period, on June 29, 2015, Mr. Aguirre loaned an additional $7,000 to the Company under a Promissory Note due December 31, 2018, with interest accruing on the principal amount at an annual rate of 6%.

Our sole officer and Director, Mr. Aguirre, has offered to fund our basic legal and accounting compliance expenses through additional infusions of equity or debt capital on an as-needed basis, although he is under no legal obligation to provide funding.  This offer is not the subject of a formal written agreement with us, and there are no specific limits as to time or dollar amount.

Off Balance Sheet Arrangements

As of April 30, 2015, there were no off balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have an impact on our results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets as of April 30, 2015 and 2014
F-4	Consolidated Statements of Operations for the years ended April 30, 2015 and April 30, 2014
F-5	Consolidated Statement of Stockholders’ (Deficiency) Equity for period from April 30, 2014 to April 30, 2015
F-6	Consolidated Statements of Cash Flows for the years ended April 30, 2015 and April 30, 2014
F-7	Notes to Consolidated Financial Statements

8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nogales Resources Corp.

We have audited the accompanying balance sheet of Nogales Resources Corp. (the "Company") as of April 30, 2014 and the related statements of operations, stockholder’s equity, and cash flows from inception (April 9, 2014) to April 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nogales Resources Corp. as of April 30, 2014 and the result of its operations and its cash flows from inception (April 9, 2014) to April 30, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

June 6, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nogales Resources Corp.

Puerto Vallarta, Jalisco, Mexico

We have audited the accompanying balance sheet of Nogales Resources Corp. and its subsidiary (collectively, the "Company") as of April 30, 2015 and the related statements of operations, stockholder’s equity and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nogales Resources Corp. and its subsidiary as of April 30, 2015 and the result of their operations and their cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 8, 2015

NOGALES RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	April 30,	April 30,
	2015	2014
ASSETS

Current
Cash	$663	$34,959
Prepaid expenses	1,250	-

Total current assets	1,913	34,959

Mineral property option - Note 4	-	-

Total assets	$1,913	$34,959

LIABILITIES

Current
Accounts payable and accrued liabilities	$81	$1,441
Total current liabilities	81	1,441

Long term liabilities
Accrued interest- related party - Note 5	1,388	-
Due to related party - Note 5	23,000	23,000
Total long term liabilities	24,388	23,000

Total liabilities	24,469	24,441

STOCKHOLDER'S EQUITY (DEFICIT)

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value - Note 6
90,000,000 shares authorized
2,790,000 and 1,600,000 shares issued and outstanding, respectively	2,790	1,600
Additional paid in capital	18,135	10,400
Accumulated deficit	(43,481)	(1,482)

Total stockholder's equity (deficit)	(22,556)	10,518

Total liabilities & stockholder’s equity (deficit)	$1,913	$34,959

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

		From
		Inception
	Year	(April 9, 2014),
	Ended	to
	April 30, 2015	April 30, 2014,

Expenses
Audit and accounting fees	$15,103	$-
Bank charges	426	41
Foreign exchange	921	-
Legal fees	12,382	1,316
Office expenses	3,050	125
Mineral property - exploration costs	2,000	-
Transfer and filing fees	5,579	-
Write down of mineral property - Note 4	1,150	-

Operating loss	40,611	(1,482)

Interest expense - Note 5	1,388	-

Net loss	$(41,999)	$(1,482)

Basic loss per share	$(0.02)	$(0.02)

Weighted average number of shares outstanding - basic	2,033,616	76,091

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

For the period from inception (April 9, 2014) to April 30, 2015

(Stated in US Dollars)

					Additional
					Paid In	Accumulated
	Preferred Shares		Common Shares		Capital	Deficit	Total
	Number	Amount	Number	Amount
Balance, inception (April 9, 2014)	-	$-	-	$-	$-	$-	$-

Capital stock issued to founder for cash:	-	-	1,600,000	1,600	10,400	-	12,000
Net loss for the period	-	-	-	-	-	(1,482)	(1,482)

Balance, April 30, 2014	-	-	1,600,000	1,600	10,400	(1,482)	10,518
Capital stock issued for cash	-	-	1,190,000	1,190	7,735	-	8,925

Net loss for the period	-	-	-	-	-	(41,999)	(41,999)

Balance, April 30, 2015	-	$-	2,790,000	$2,790	$18,135	$(43,481)	$(22,556)

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

		From
		Inception
	Year	(April 9, 2014),
	Ended	to
	April 30, 2015	April 30, 2014

Cash flows used in operating activities
Net loss	$(41,999)	$(1,482)
Adjustments to reconcile net loss to net cash used by operating activities
Write down of mineral property	1,150	-
Changes in operating assets and liabilities:
Prepaid expenses	(1,250)	-
Accounts payable and accrued liabilities	(1,360)	1,441
Accrued interest - related party	1,388	-

Net cash used in operating activities	(42,071)	(41)

Cash flows from investing activities
Acquisition of mineral property option	(1,150)	-

Net cash used by investing activities	(1,150)	-

Cash Flows from Financing Activities
Capital stock issued	8,925	12,000
Due to related party	-	23,000

Net cash provided by financing activities	8,925	35,000

Decrease in cash during the period	(34,296)	34,959

Cash, beginning of the period	34,959	-

Cash, end of the period	$663	$34,959

Supplemental information

Interest and taxes paid in cash	$-	$-

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015

(Stated in US Dollars)

Note 1  Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on April 9, 2014.  The Company was formed for the purpose of acquiring and developing mineral properties.  The Company’s year-end is April 30.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $43,481 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Note 2  Summary of Significant Accounting Policies

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

Nogales Resources Corp.

Notes to the Consolidated Financial Statements

April 30, 2015

(Stated in US Dollars)

Note 2  Summary of Significant Accounting Policies – (cont’d)

Mineral Property – (cont’d)

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

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  As of April 30, 2015 the Company has determined no provision for ARO’s is required.

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

Nogales Resources Corp.

Notes to the Consolidated Financial Statements

April 30, 2015

(Stated in US Dollars)

Note 2  Summary of Significant Accounting Policies – (cont’d)

Foreign Currency Translation – (cont’d)

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

Newly Issued Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update No 2014-10.  This update eliminated the definition of an exploration stage Company from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between exploration stage entities and other reporting entities from US GAAP.  The Company has adopted this new guidance retroactively to May 1, 2014 as permitted.  As a result the Company no longer has the obligation to disclose an accounting policy for its exploration stage activities, nor is it required to present inception to date information in the statements of operations, statements of cash flows, and the statement of stockholders equity (deficit).

The Company has reviewed all other pronouncements and does not expect any other pronouncements to have an impact on its results of operations or financial position.

Nogales Resources Corp.

Notes to the Consolidated Financial Statements

April 30, 2015

(Stated in US Dollars)

Note 3  Financial Instruments

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

Note 4  Mineral Property

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

Subsequent to the period end, in May 2015, the underlying claims lapsed and the Company recorded an impairment of $1,150 during the year ended April 30, 2015, resulting in the property being recorded at $nil at April 30, 2015.

Nogales Resources Corp.

Notes to the Consolidated Financial Statements

April 30, 2015

(Stated in US Dollars)

Note 5  Related Party Transactions

On April 30, 2014, the Company received and accepted a subscription to purchase 1,600,000 common shares at $0.0075 per share for aggregate proceeds of $12,000 from the Company’s president.  The subscription agreement permitted the Company to accept 160,000 Mexican Peso’s in full settlement of the share subscription.  The share subscription was settled in Mexican Peso’s.

On April 28, 2014, the Company President loaned $23,000 to the Company and the Company issued a promissory note in the amount of $23,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.  During the year ended April 30, 2015 the Company charged interest expense of $1,388 (Period ended April 30, 2014 - $nil) respectively pursuant to this note payable.  Total accrued interest on this note as of April 30, 2015 was $1,388

Note 6  Capital Stock

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

Note 7  Income Taxes

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

		From Inception
		(April 9,2014)
	Year Ended	to
	April 30, 2015	April 30, 2014

Basic statutory and state income tax rate	35.0%	35.0%

Approximate loss before income taxes	$41,999	$1,482

Expected approximate tax recovery on net loss, before income tax	$14,700	$519
Changes in valuation allowance	(14,700)	(519)

Deferred income tax recovery	$--	$--

Nogales Resources Corp.

Notes to the Consolidated Financial Statements

April 30, 2015

(Stated in US Dollars)

Note 7  Income Taxes – (cont’d)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

		From Inception
		(April 9,2014)
	Year Ended	to
	April 30, 2015	April 30, 2014

Deferred income tax assets
Non-capital losses carried forward	$15,219	$519
Mineral properties	750	-
Less: valuation allowance	(15,969)	(519)

Deferred income tax assets	$--	$--

At April 30, 2015, the Company has incurred accumulated net operating losses in the United States of America totalling approximately $43,481 which are available to reduce taxable income in future taxation years.

These losses expire as follows:

Year of Expiry	Amount

2033	$1,482
2034	$41,999

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more-likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 8  Subsequent Events

On June 29, 2015, the Company President loaned $7,000 to the Company and the Company issued a promissory note in the amount of $7,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

Item 9A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, April 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of April 30, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are typical of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending April 30, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officer and director and his age as of the date of this Prospectus is as follows:

Name	Age	Position(s) and Office(s) Held
Misael Aguirre	26	President, Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Misael Aguirre.  Mr. Aguirre was appointed as our President, CEO, CFO, and sole Director concurrently with him founding the company on April 9, 2014.  For the past 5 years, Mr. Aguirre has been the sole proprietor of “PC Safe” a firm in the information technology business, based in Bucerias, Nayarit, Mexico.  Mr. Aguirre does not have any prior experience as a chief executive or as the head of a public company.  There are no items of specific professional experience, qualifications, or skills that led to his appointment as our sole officer and director.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended, vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; and (5) being otherwise involved in any legal proceeding described in Item 401(f) of Regulation S-K.

Committees of the Board

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Until further determination by the board, the full board of directors will undertake the duties of the Audit Committee, Compensation Committee, and Nominating Committee.

Audit Committee

We do not have a separately designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

-

The appropriate size of our Board of Directors;

-

Our needs with respect to the particular talents and experience of our directors;

-

The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

-

Experience in political affairs;

-

Experience with accounting rules and practices; and

-

The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Code of Ethics

We currently have not adopted a code of ethics for the Board or executives.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

We presently do not have employment agreements with our executive officer and we have not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by a development stage business, we have not paid any cash and/or stock compensation to our named executive officer.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Misael Aguirre, President, CEO, CFO, and director	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

Our named executive officer does not currently receive any compensation from the Company for his service as an officer of the Company.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Misael Aguirre	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our director for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Misael Aguirre	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their service as members of the Board of Directors of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

To date, we have not adopted a stock option plan or other equity compensation plan and have not issued any stock, options, or other securities as compensation.

Disclosure of Commission Position of Indemnification for Securities Act Liabilities

In accordance with the provisions in our articles of incorporation, we will indemnify an officer, director, or former officer or director, to the full extent permitted by law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of us in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 24, 2015, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 2,790,000 shares of common stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Misael Aguirre Calle Emilio Zaoata #59 Colonia Javier Ovando Bucerias, Nayarit, Mexico	1,600,000	57.35%
Common	Total all executive officers and directors	1,600,000	57.35%

Common	Other 5% Shareholders
	None

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

1.  On April 30, 2014 our founder, president, CEO, CFO, and sole director, Mr. Aguirre, contributed our initial equity capital by purchasing 1,600,000 shares of common stock in exchange for $12,000 at a price of $0.0075 per share.

2.  On April 28, 2014, Mr. Aguirre loaned us $23,000 which is evidenced by a Promissory Note in the amount of $23,000 with interest accruing on the principal amount of 6% per annum and due on December 31, 2018.

Our sole officer and Director, Mr. Aguirre, has offered to fund our basic legal and accounting compliance expenses through additional infusions of equity or debt capital on an as-needed basis, although he has no legal commitment to provide such funds. This offer is not the subject of a formal written agreement with us, and there are no specific limits as to time or dollar amount.

Item 14. Principal Accounting Fees and Services

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	2015	2014
Audit fees	$4,000	$8,500
Audit related fees	$--	$550
Tax fees	$--	$--
All other fees	$--	$--
Total	$4,000	$9,050

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	Promissory Note in the amount of $23,000 due December 31, 2018 (1)
10.2	Geological Consultant Engagement Letter (1)
10.3	Consulting Geologist Agreement (1)
10.4	Property Option Agreement (1)
10.5	Corporate Administrative Services Agreement with Melville Business Services Inc. (1)
10.6*	Promissory Note in the amount of $7,000 due December 31, 2018
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Materials from the Company’s Annual Report on Form 10-K for the year ended April 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to Registration Statement on Form S-1 filed on September 29, 2014.

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nogales Resources Corp.

Date:	July 9, 2015

By:	/s/ Misael Aguirre Misael Aguirre
Title:	Chief Executive Officer, Chief Financial Officer and Director

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Nogales Resources Corp.

Date:	July 9, 2015

By:	/s/ Misael Aguirre Misael Aguirre
Title:	Chief Executive Officer, Chief Financial Officer and Director