Form 10-Q
period 2015-07-31
Nogales Resources Corp
filed 2015-09-14
CIK 1606254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2015

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

322-174-9267
(Registrant’s telephone number)

_______________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,790,000 common shares as of September 10, 2015.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of July 31, 2015 (unaudited) and April 30, 2015;
F-2	Statements of Operations for the three months ended July 31, 2015 and 2014 (unaudited);
F-3	Statement of Cash Flows for the three months ended July 31, 2015 and 2014 (unaudited);
F-4	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

NOGALES RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	April 30,
ASSETS	2015	2015

Current
Cash	$572	$663
Prepaid expenses	250	1,250

Total current assets	822	1,913

Total assets	$822	$1,913

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,670	$81
Total current liabilities	4,670	81

Long term liabilities
Accrued interest- related party - Note 4	1,772	1,388
Due to related party - Note 4	30,000	23,000
Total long term liabilities	31,772	24,388

Total liabilities	36,442	24,469

STOCKHOLDER'S DEFICIT

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	$-	$-
Common stock, $0.001 par value - Note 5
90,000,000 shares authorized
2,790,000 and 2,790,000 shares issued and outstanding, respectively	2,790	2,790
Additional paid in capital	18,135	18,135
Accumulated deficit	(56,545)	(43,481)

Total stockholder's deficit	(35,620)	(22,556)

Total liabilities & stockholder’s deficit	$822	$1,913

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	July 31
	2015	2014

Expenses
Audit and accounting fees	$7,495	$5,465
Bank charges	42	196
Foreign exchange	(7)	3
Legal fees	2,925	1,407
Office expenses	750	800
Mineral property - exploration costs	-	2,000
Transfer and filing fees	1,475	800

Operating loss	12,680	10,671

Interest expense - Note 4	384	355

Net loss	$(13,064)	$(11,026)

Basic loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic	2,790,000	1,600,000

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	July 31
	2015	2014
Cash flows used in operating activities
Net loss	$(13,064)	$(11,026)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Prepaid expenses	1,000	(250)
Accounts payable and accrued liabilities	4,589	(1,441)
Accrued interest - related party	384	355

Net cash used in operating activities	(7,091)	(12,362)

Cash flows from investing activities
Acquisition of mineral property option	-	(1,150)

Net cash used by investing activities	-	(1,150)

Cash Flows from Financing Activities
Due to related party	7,000	-

Net cash provided by financing activities	7,000	-

Decrease in cash during the period	(91)	(13,512)

Cash, beginning of the period	663	34,959

Cash, end of the period	$572	$21,447

Supplemental information

Interest and taxes paid in cash	$-	$-

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015

(Unaudited)

Note 1  Basis of Presentation

While the information presented in the accompanying financial statements for the three months ended July 31, 2015 and 2014 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements (and notes thereto) for the years ended April 30, 2015 and 2014 included elsewhere in the Company’s 10K.

Operating results for the three months ended July 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2016.

Note 2  Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on April 9, 2014.  The Company was formed for the purpose of acquiring and developing mineral properties.  The Company’s year-end is April 30.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $56,545 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

The preparation of these unaudited financial statements is based on accounting principles and practices consistent with those used in the preparation of the audited financial statements as at April 30, 2015.  The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the years ended April 30, 2015 and 2014.

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015

(Unaudited)

Note 4  Related Party Transactions

Management considers all Directors, Officers and persons with a significant influence over the operations of the Company to be related parties.

On April 28, 2014, the Company President loaned $23,000 to the Company and the Company issued a promissory note in the amount of $23,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.  During the three month period ended July 31, 2015 the Company charged interest expense of $347 (three month period ended July 31, 2014 - $355) pursuant to this note payable.  Total accrued interest on this note as of July 31, 2015 was $1,735 (April 30, 2015 - $1,388)

On June 29, 2015, the Company President loaned $7,000 to the Company and the Company issued a promissory note in the amount of $7,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.  During the three month period ended July 31, 2015 the Company charged interest expense of $37 (three month period ended July 31, 2014 - $nil) respectively pursuant to this note payable.  Total accrued interest on this note as of July 31, 2015 was $37 (April 30, 2015 - $nil).

Note 5  Subsequent Events

On August 26, 2015, the Company President loaned $3,600 to the Company and the Company issued a promissory note in the amount of $3,600.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.

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

Results of Operations for the three months ended July 31, 2015.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $13,064 for the three months ended July 31, 2015. Our expenses during the quarter consisted of audit and accounting fees of $7,495, bank charges of $42, legal fees of $2,925, office expenses of $750, transfer and filing fees of $1,475, and interest expense of $384. We also incurred a $7 gain on foreign exchange.

By comparison, we incurred expenses and a net loss in the amount of $11,026 for the three months ended July 31, 2015. Our expenses consisted of audit and accounting fees of $5,465, bank charges of $196, a $3 loss on foreign exchange, legal fees of $1,407, office expenses of $800, exploration costs of $2,000, transfer and filing fees of $800, and interest expense of $355.

Our losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of July 31, 2015, we had total current assets of $822, consisting of cash of $572 and prepaid expenses of $250. We had current liabilities of $4,670.  Accordingly, we had a working capital deficit of $3,848 as of July 31, 2015.

On April 28, 2014 our sole officer and director loaned the Company $23,000 which is evidenced by a Promissory Note in the amount of $23,000 with interest accruing on the principal amount of 6% per annum and due on December 31, 2018.  On June 29, 2015, Mr. Aguirre loaned an additional $7,000 to the Company under a Promissory Note due December 31, 2018, with interest accruing on the principal amount at an annual rate of 6%.  In addition, we raised a total of $8,925 through our public offering closed December 18, 2014.   Subsequent to the reporting period, on August 26, 2015, Mr. Aguirre loaned an additional $3,600 to the Company under a Promissory Note due December 31, 2018, with interest accruing on the principal amount at an annual rate of 6%.

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

Off Balance Sheet Arrangements

As of July 31, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Misael Aguirre. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2015, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Promissory Note in the amount of $3,600 due December 31, 2018
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nogales Resources Corp.

Date:	September 14, 2015

By:	/s/ Misael Aguirre Misael Aguirre
Title:	Chief Executive Officer and Director