Form 10-Q
period 2015-10-31
Nogales Resources Corp
filed 2015-12-14
CIK 1606254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2015

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

__________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,790,000 common shares as of December 11, 2015.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of October 31, 2015 (unaudited) and April 30, 2015;
F-2	Consolidated Statements of Operations for the three and six months ended October 31, 2015 and 2014 (unaudited);
F-3	Consolidated Statement of Cash Flows for the six months ended October 31, 2015 and 2014 (unaudited);
F-4	Notes to Consolidated Financial Statements (unaudited).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

NOGALES RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31,	April 30,
ASSETS	2015	2015

Current
Cash	$667	$663
Prepaid expenses	2,250	1,250

Total current assets	2,917	1,913

Total assets	$2,917	$1,913

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,073	$81
Total current liabilities	4,073	81

Long term liabilities
Accrued interest- related party - Note 3	2,268	1,388
Due to related party - Note 3	37,600	23,000
Total long term liabilities	39,868	24,388

Total liabilities	43,941	24,469

STOCKHOLDER'S DEFICIT

Preferred stock, $0.001 par value 10,000,000 shares authorized, none issued and outstanding, respectively	$-	$-
Common stock, $0.001 par value 90,000,000 shares authorized 2,790,000 shares issued and outstanding, respectively	2,790	2,790
Additional paid in capital	18,135	18,135
Accumulated deficit	(61,949)	(43,481)

Total stockholder's deficit	(41,024)	(22,556)

Total liabilities & stockholder’s deficit	$2,917	$1,913

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31		October 31
	2015	2014	2015	2014
Operating expenses
Audit and accounting fees	$2,840	$3,353	$10,335	$8,818
Bank charges	35	44	77	240
Foreign exchange	21	6	14	9
Legal fees	812	3,731	3,737	5,138
Office expenses	750	750	1,500	1,550
Mineral property - exploration costs	-	-	-	2,000
Transfer and filing fees	450	858	1,925	1,658

Loss from operations	(4,908)	(8,742)	(17,588)	(19,413)

Interest expense - Note 3	(496)	(348)	(880)	(703)

Net loss	$(5,404)	$(9,090)	$(18,468)	$(20,116)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	2,790,000	1,600,000	2,790,000	1,600,000

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	October 31
	2015	2014
Cash flows from operating activities
Net loss	$(18,468)	$(20,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(1,000)	(2,500)
Accounts payable and accrued liabilities	3,992	(148)
Accrued interest - related party	880	703

Net cash used in operating activities	(14,596)	(22,061)

Cash flows from investing activities
Acquisition of mineral property option	-	(1,150)

Net cash used in investing activities	-	(1,150)

Cash flows from financing activities
Proceeds from related party notes payable	14,600	-

Net cash provided by financing activities	14,600	-

Increase (Decrease) in cash during the period	4	(23,211)

Cash, beginning of the period	663	34,959

Cash, end of the period	$667	$11,748

Supplemental information

Interest and taxes paid in cash	$-	$-

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(Unaudited)

Note 1  Basis of Presentation

While the information presented in the accompanying consolidated financial statements for the six months ended October 31, 2015 and 2014 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the years ended April 30, 2015 and 2014 included in the Company’s Form 10K.

Operating results for the three and six months ended October 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2016.

Note 2  Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on April 9, 2014.  The Company was formed for the purpose of acquiring and developing mineral properties.  The Company’s year-end is April 30.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has an accumulated deficit of $61,949 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Note 3  Related Party Transactions

Management considers all Directors, Officers and persons with a significant influence over the operations of the Company to be related parties.

On April 28, 2014, the Company President loaned $23,000 to the Company and the Company issued a promissory note in the amount of $23,000.  The promissory note is unsecured, bears interest at 6% per annum which is payable upon maturity, and matures on December 31, 2018.  During the three and six month periods ended October 31, 2015 the Company charged interest expense of $348 and $695 respectively (three and six month periods ended October 31, 2014 - $348 and $703 respectively) pursuant to this note payable.  Total accrued interest on this note as of October 31, 2015 was $2,083 (April 30, 2015 - $1,388)

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(Unaudited)

Note 3  Related Party Transactions (continued)

On June 29, 2015, the Company President loaned $7,000 to the Company and the Company issued a promissory note in the amount of $7,000.  The promissory note is unsecured, bears interest at 6% per annum which is payable upon maturity, and matures on December 31, 2018.  During the three and six month periods ended October 31, 2015 the Company charged interest expense of $106 and $143 respectively (three and six month periods ended October 31, 2014 - $nil) pursuant to this note payable.  Total accrued interest on this note as of October 31, 2015 was $143 (April 30, 2015 - $nil).

On August 26, 2015, the Company President loaned $3,600 to the Company and the Company issued a promissory note in the amount of $3,600.  The promissory note is unsecured, bears interest at 6% per annum which is payable upon maturity, and matures on December 31, 2018.  During the three and six month periods ended October 31, 2015 the Company charged interest expense of $39 respectively (three and six month periods ended October 31, 2014 - $nil) respectively pursuant to this note payable.  Total accrued interest on this note as of October 31, 2015 was $39 (April 30, 2015 - $nil).

On October 26, 2015, the Company President loaned $4,000 to the Company and the Company issued a promissory note in the amount of $4,000.  The promissory note is unsecured, bears interest at 6% per annum which is payable upon maturity, and matures on December 31, 2018.  During the three and six month periods ended October 31, 2015 the Company charged interest expense of $3 respectively (three and six month periods ended October 31, 2014 - $nil) respectively pursuant to this note payable.  Total accrued interest on this note as of October 31, 2015 was $3 (April 30, 2015 - $nil).

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a mineral exploration company incorporated in Nevada on April 9, 2014.  On May 8, 2014, we incorporated a wholly-owned subsidiary, NRC Exploration LLC in the state of Nevada, for the purposes of mineral exploration. On May 20, 2014, our consulting geologist introduced us to a mineral property and we acquired an option on that property whereupon we can acquire 100% legal and beneficial ownership interest in a mineral claim known as the Donald mineral claim. The Donald mineral claim is located in the Ominica Mining District located in the central part of the Province of British Columbia, Canada.

In view of the current world wide depressed market for metals, we have chosen not to incur additional exploration cost on the Donald Property at this time and are no longer pursuing exploration or development of the property.  Management is currently searching for other opportunities in the mineral exploration field.

Results of Operations for the three and six months ended October 31, 2015.

We have not earned any revenues during the three and six months ended October 31, 2015. We incurred expenses and a net loss in the amount of $5,404 for the three months ended October 31, 2015. Our expenses during the quarter consisted of audit and accounting fees of $2,840, bank charges of $35, a $21 loss on foreign exchange, legal fees of $812, office expenses of $750, transfer and filing fees of $450, and interest expense of $496. By comparison, we incurred expenses and a net loss in the amount of $9,090 for the three months ended October 31, 2014. Our expenses consisted of audit and accounting fees of $3,353, bank charges of $44, a $6 loss on foreign exchange, legal fees of $3,731, office expenses of $750, transfer and filing fees of $858, and interest expense of $348.

For the six months ended October 31, 2015, we incurred expenses and a net loss in the amount of $18,468. Our expenses during the quarter consisted of audit and accounting fees of $10,335, bank charges of $77, a $14 loss on foreign exchange, legal fees of $3,737, office expenses of $1,500, transfer and filing fees of $1,925, and interest expense of $880. By comparison, we incurred expenses and a net loss in the amount of $20,116 for the three months ended October 31, 2014. Our expenses consisted of audit and accounting fees of $8,818, bank charges of $240, a $9 loss on foreign exchange, legal fees of $5,138, office expenses of $1,550, mineral property exploration costs of $2,000, transfer and filing fees of $1,658, and interest expense of $703.

Our losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of October 31, 2015, we had total current assets of $2,917, consisting of cash of $667 and prepaid expenses of $2,250. We had current liabilities of $4,073.  Accordingly, we had a working capital deficit of $1,156 as of October 31, 2015.

On April 28, 2014, our sole officer and director loaned the Company $23,000 which is evidenced by a Promissory Note in the amount of $23,000 with interest accruing on the principal amount of 6% per annum and due on December 31, 2018.  On June 29, 2015, Mr. Aguirre loaned an additional $7,000 to the Company under a Promissory Note due December 31, 2018, with interest accruing on the principal amount at an annual rate of 6%.  In addition, we raised a total of $8,925 through our public offering closed December 18, 2014.   On August 26, 2015, Mr. Aguirre loaned an additional $3,600 to the Company under a Promissory Note due December 31, 2018, with interest accruing on the principal amount at an annual rate of 6%. On October 26, 2015, Mr. Aguirre loaned an additional $4,000 to the Company under a Promissory Note due December 31, 2018, with interest accruing on the principal amount at an annual rate of 6%.

Our sole officer and Director, Mr. Aguirre, has offered to fund our basic legal and accounting compliance expenses through additional infusions of equity or debt capital on an as-needed basis, although he is under no legal obligation to provide funding.  This offer is not the subject of a formal written agreement with us, and there are no specific limits as to time or dollar amount.

Going Concern

As discussed in the notes to our consolidated financial statements, we have no established source of revenue.  This has raised substantial doubt for our auditors about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

Off Balance Sheet Arrangements

As of October 31, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Misael Aguirre. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2015, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2015.

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

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Promissory Note in the amount of $4,000 due December 31, 2018
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nogales Resources Corp.

Date:	December 14, 2015

By:	/s/ Misael Aguirre Misael Aguirre
Title:	Chief Executive Officer and Director