Form 10-K
period 2016-04-30
Nogales Resources Corp
filed 2016-07-27
CIK 1606254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended April 30, 2016

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-199013

Nogales Resources Corp.

(Exact name of registrant as specified in its charter)

Nevada	35-2510378
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4/F Fung House 20 Connaught Road, Central, Hong Kong

(Address of principal executive offices)

+86-21-63916701

(Registrant’s telephone number)

PO Box 80, Calle Columbia, Colonia 5 de Diciembre, Puerto Vallarta, CP48351, Jalisco, México

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes   [X] No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [X] Yes   [ ] No

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  [ ] Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [  ] No

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is: $8,925 based on a price of $0.0075 per share, being the last price at which the registrant sold shares of its common stock.

As of July 26, 2016, there were 2,790,000 shares of common stock $0.001 par value, outstanding.

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

Company Overview

We are an exploration stage mineral exploration company incorporated in Nevada on April 9, 2014.  On May 8, 2014, we incorporated a wholly-owned subsidiary, NRC Exploration LLC in the state of Nevada, for the purposes of mineral exploration. On May 20, 2014, our consulting geologist introduced us to a mineral property and we acquired an option on that property whereupon we can acquire 100% legal and beneficial ownership interest in a mineral claim known as the “Donald Mineral Claim.” The Donald Mineral Claim is located in the Ominica Mining District located in the central part of the Province of British Columbia, Canada.

In view of the current world wide depressed market for metals, we have chosen not to incur additional exploration cost on the Donald Mineral Claim at this time and are no longer pursuing exploration or development of the property.  Management is currently searching for other opportunities in the mineral exploration field.

Employees

We have no employees as of the date of this prospectus other than our president and CEO, Ms. Yang. We conduct our business largely through agreements with consultants and other independent third party vendors.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted under the symbol “NLRT” on the electronic marketplace operated by OTC Markets Group, Inc. (“OTC Markets”). Although our common stock is eligible for quotation on the marketplace operated by OTC Markets , no information on the high and low bid prices for our common stock was available during the last two fiscal years.

Quotations on the marketplace operated by OTC Markets reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Fiscal Year Ended April 30, 2016
Quarter Ended	High $	Low $
April 30, 2016	n/a	n/a
January 31, 2016	n/a	n/a
October 31, 2015	n/a	n/a
July 31, 2015	n/a	n/a

Fiscal Year Ended April 30, 2015
Quarter Ended	High $	Low $
April 30, 2015	n/a	n/a
January 31, 2015	n/a	n/a
October 31, 2014	n/a	n/a
July 31, 2014	n/a	n/a

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

Stockholders of Our Common Shares

The Company has approximately 34 stockholders of record of its common stock. As of July 26, 2016, we had 2,790,000 shares of our common stock issued and outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the last two fiscal years, we did not sell any equity securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the fiscal years ended April 30, 2016 and 2015.

We have not earned any revenues since the inception of our current business operations. We incurred operating expenses in the amount of $41,507 for the year ended April 30, 2016 (2015 - 40,611). Our expenses during the year consisted of audit and accounting fees of $17,830 (2015 – $15,103), an $8 loss on foreign exchange (2015 – $921), legal fees of $15,363 (2015 – $12,382), office expenses of $2,896 ( 2015 – 3,476), transfer and filing fees of $5,410 (2015 – $5,579), and mineral property exploration costs of $nil (2015 – $2,000).  We also incurred interest expense of $2,025 (2015 – $1,388) and incurred a write-down of our former mineral property in the amount of $nil (2015 – $1,150).

Our losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of April 30, 2016, we had total current assets of $25,403, consisting of $20,403 cash and $5,000 in prepaid expenses. We had current liabilities of $48,978.  Accordingly, we had negative working capital of $23,575 as of April 30, 2016.

On April 28, 2014 our former officer and director Mr. Misael Aguirre loaned the Company $23,000 which is evidenced by a Promissory Note in the amount of $23,000 with interest accruing on the principal amount of 6% per annum and due on December 31, 2018.  In addition, we raised a total of $8,925 through our public offering closed December 18, 2014.

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

On February 9, 2016, Mr. Aguirre loaned an additional $1,500 to the Company under a Promissory Note due December 31, 2018, with interest accruing on the principal amount at an annual rate of 6%.

As of April 30, 2016, the total principal amount owed to Mr. Aguirre was $39,100.

On April 6, 2016, an unrelated 3rd party loaned $23,978 to the Company under a Promissory Note due on demand, with interest accruing on the principal amount at an annual rate of 6%.

On April 30, 2016, an unrelated 3rd party loaned an additional $25,000 to the Company under a Promissory Note due on demand, with interest accruing on the principal amount at an annual rate of 6%.

During the year ended April 30, 2016 the Company accrued interest expense of $2,025 (year ended April 30, 2015 - $1,388) pursuant to these notes payable. Total accrued interest on these notes as of April 30, 2016 was $3,413

Off Balance Sheet Arrangements

As of April 30, 2016, there were no off balance sheet arrangements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of April 30, 2016 and 2015
F-3	Consolidated Statements of Operations for years ended April 30, 2016 and 2015
F-4	Consolidated Statement of Stockholders’ (Deficit) Equity for years ended April 30, 2016 and 2015
F-5	Consolidated Statements of Cash Flows for the years ended April 30, 2016 and 2015
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

Nogales Resources Corp.

Hong Kong

We have audited the accompanying consolidated balance sheets of Nogales Resources Corp. and its subsidiary (collectively, the "Company") as of April 30, 2016 and 2015 and the consolidated related statements of operations, stockholders’ deficit and cash flow for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nogales Resources Corp. and its subsidiary as of April 30, 2016 and 2015 and the results of their operations and their cash flow for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 27, 2016

 NOGALES RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
ASSETS	2016	2015
Current
Cash	$20,403	$663
Prepaid expenses	5,000	1,250
Total current assets	25,403	1,913
Total assets	$25,403	$1,913
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current
Accounts payable and accrued liabilities	$—	$81
Notes payable – Note 7	48,978	—
Total current liabilities	48,978	81
Long term liabilities
Accrued interest- related party – Note 5	3,413	1,388
Due to related party – Note 5	39,100	23,000
Total long term liabilities	42,513	24,388
Total liabilities	91,491	24,469

Stockholders’ deficit
Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding at April 30, 2016 and 2015	—	—
Common stock, $0.001 par value – Note 6 90,000,000 shares authorized 2,790,000 shares issued and outstanding at April 30, 2016 and 2015	2,790	2,790
Additional paid in capital	18,135	18,135
Accumulated deficit	(87,013)	(43,481)
Total stockholders’ deficit	(66,088)	(22,556)
Total liabilities & stockholders’ deficit	$25,403	$1,913

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

 NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	April 30, 2016	April 30, 2015
Operating expenses
Audit and accounting fees	$17,830	$15,103
Foreign exchange	8	921
Legal fees	15,363	12,382
Office expenses	2,896	3,476
Mineral property - exploration costs	—	2,000
Transfer and filing fees	5,410	5,579
Write down of mineral property – Note 4	—	1,150
Total operating expenses	41,507	40,611

Operating loss	(41,507)	(40,611)
Other expenses
Interest expense – Note 5	(2,025)	(1,388)
Total other expenses	(2,025)	(1,388)
Net loss	$(43,532)	$(41,999)
Basic and diluted net loss per common share	$(0.02)	$(0.02)
Weighted average number of common shares outstanding - basic and diluted	2,790,000	2,033,616

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

For the years ended April 30, 2015 and April 30, 2016

	Preferred Shares		Common Shares		Additional Paid In	Accumulated
	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance, April 30, 2014	—	$—	1,600,000	$1,600	$10,400	$(1,482)	$10,518
Capital stock issued for cash	—	—	1,190,000	1,190	7,735	—	8,925
Net loss	—	—	—	—	—	(41,999)	(41,999)
Balance, April 30, 2015	—	—	2,790,000	2,790	18,135	(43,481)	(22,556)
Net loss	—	—	—	—	—	(43,532)	(43,532)
Balance, April 30, 2016	—	$—	2,790,000	$2,790	$18,135	$(87,013)	$(66,088)

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

 NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	April 30, 2016	April 30, 2015
Cash flows used in operating activities
Net loss	$(43,532)	$(41,999)
Adjustments to reconcile net loss to net cash used in operating activities
Write down of mineral property	—	1,150
Changes in operating assets and liabilities:
Prepaid expenses	(3,750)	(1,250)
Accounts payable and accrued liabilities	(81)	(1,360)
Accrued interest – related party	2,025	1,388
Net cash used in operating activities	(45,338)	(42,071)

Cash flows from investing activities
Acquisition of mineral property option	—	(1,150)
Net cash used in investing activities	—	(1,150)

Cash flows from financing activities
Capital stock issued	—	8,925
Proceeds from short term loan payable	48,978	—
Proceeds from due to related party	16,100	—
Net cash provided by financing activities	65,078	8,925
Increase (decrease) in cash during the period	19,740	(34,296)
Cash, beginning of the period	663	34,959
Cash, end of the period	$20,403	$663
Supplemental information
Interest and taxes paid in cash	$—	$—

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

 NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

Note 1 Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on April 9, 2014. The Company was formed for the purpose of acquiring and developing mineral properties. The Company’s year-end is April 30.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $87,013 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 2 Summary of Significant Accounting Policies

Use of Estimates

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

Note 2 Summary of Significant Accounting Policies – (cont’d)

Cash

Cash consists of all highly liquid investments that are readily convertible to cash within 90 days when purchased.

Related party

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

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

Note 2 Summary of Significant Accounting Policies – (cont’d)

Asset Retirement Obligations (cont’d)

The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted fair value is accreted to the expected settlement value.

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. As of April 30, 2016 the Company has determined no provision for ARO’s is required.

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

Foreign Currency Translation

The Company’s functional currency is the United States dollar. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”).

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

Note 2 Summary of Significant Accounting Policies – (cont’d)

Income Taxes – (cont’d)

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

Newly Issued Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and the voting model. These changes will require re-evaluation of certain entities for consolidation and will require us to revise our documentation regarding the consolidation or deconsolidation of such entities. This ASU is effective for us on January 1, 2016 and is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Assets. This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and will require an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the current guidance, entities are required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. This guidance will be effective for periods beginning in the first quarter of fiscal 2018, with early adoption permitted. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

Note 2 Summary of Significant Accounting Policies – (cont’d)

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," This amendment intends to improve the recognition and measurement of financial instruments under U.S. GAAP. The exit price notion will be used to measure the fair value of the financial instruments of public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on their balance sheets. This amendment also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption of ASU 2016-01 is not permitted. ASU 2016-01 requires the use of the modified retrospective method to all periods presented. The Company is evaluating the potential impact of the adoption of ASU 2016-01 on its consolidated financial statements.

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

Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company’s financial assets and liabilities which consist of cash, prepaid expenses, short term loans, accounts payable and accrued liabilities, and due to related parties in management’s opinion approximate their fair value due to the short maturity of such instruments. These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 4 Mineral Property

On May 20, 2014, the Company’s wholly owned subsidiary, NRC Exploration Ltd (“NRC”) entered into a property option agreement whereby NRC was granted an option to earn up to an 100% interest in the Donald mineral claim #1028301”. The Donald claim is located in the Omineca mining district of the Province of British Columbia Canada, and comprises 517 hectares.

Consideration for the option consists of cash payments totalling $11,150, of which $1,150 is payable upon the execution of the agreement (paid) and $ 10,000 is due on or before April 30, 2017.

In May 2015, the underlying claims lapsed and the Company recorded an impairment of $1,150 during the year ended April 30, 2015, resulting in the property being recorded at $nil at April 30, 2016 and 2015.

Note 5 Related Party Transactions

An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

On April 28, 2014, the Company’s former president loaned $23,000 to the Company and the Company issued a promissory note in the amount of $23,000. The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.

On June 29, 2015, the Company’s former president loaned $7,000 to the Company and the Company issued a promissory note in the amount of $7,000. The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.

On August 26, 2015, the Company’s former president loaned $3,600 to the Company and the Company issued a promissory note in the amount of $3,600. The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.

On October 26, 2015, the Company’s former president loaned $4,000 to the Company and the Company issued a promissory note in the amount of $4,000. The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.

Note 5 Related Party Transactions – (cont’d)

On February 9, 2016, the Company’s former president loaned $1,500 to the Company and the Company issued a promissory note in the amount of $1,500. The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2018.

No payments have been made on the above notes, and the total principal due on these notes at April 30, 2016 and 2015 is $39,100 and $23,000, respectively.

During the year ended April 30, 2016 the Company accrued interest expense of $2,025 (year ended April 30, 2015 - $1,388) pursuant to these notes payable. Total accrued interest on these note as of April 30, 2016 and 2015 was $3,413 and $1,388, respectively.

Note 6 Capital Stock

The authorized common stock of the Company consists of 90,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of April 30, 2016 the Company had 2,790,000 common stock and zero preferred stock outstanding.

On December 18, 2014, pursuant to a Prospectus offering of up to 1,500,000 common shares at a price of $0.0075, the Company issued 1,190,000 common shares for aggregate proceeds of $8,925. The subscription agreement allows for the Company to accept in full settlement in either US$0.0075 or 0.1 Mexican Peso’s for each share acquired.

Note 7 Notes Payable

On April 6, 2016, $23,978 was loaned to the Company by an unrelated party. The loan carries an interest rate of 6 % per annum, is unsecured and is payable on demand.

On April 30, 2016, $25,000 was loaned to the Company by an unrelated party. The loan carries an interest rate of 6 % per annum, is unsecured and is payable on demand.

Note 8 Income Taxes

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Year Ended	Year Ended
	April 30, 2016	April 30, 2015
Basic statutory and state income tax rate	35.0%	35.0%
Approximate loss before income taxes	$43,532	$41,999
Expected approximate tax recovery on net loss, before income tax	$15,236	$14,700
Changes in valuation allowance	(15,326)	(14,700)
Deferred income tax recovery	$—	$—

Note 8 Income Taxes – (cont’d)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended	Year Ended
	April 30, 2016	April 30, 2015

Deferred income tax assets
Non-capital losses carried forward	$30,455	$15,219
Mineral properties	—	750
Less: valuation allowance	(30,455)	(15,969)

Deferred income tax assets	$—	$—

At April 30, 2016, the Company has incurred accumulated net operating losses in the United States of America totalling approximately $87,013 which are available to reduce taxable income in future taxation years.

Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively.

These losses expire as follows:

Year of Expiry	Amount

2034	$41,999
2035	$43,532

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

On May 15, 2015 we dismissed DeJoya Griffith, LLC (the “Former Accountant”) as our independent auditor and we appointed Malone Bailey LLP as our new independent auditor. During the last two fiscal years, there was a “reportable event” (as defined in Item 304(a)(v) of Regulation S-K) in that the Company’s internal controls over financial reporting for those periods were not effective. We do not believe that these reportable events have been disclosed in a manner different than what the Former Accountant would have concluded was required.

Item 9A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, April 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of April 30, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are typical of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending April 30, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officer and director and her age as of the date of this 10-K is as follows:

Name	Age	Position(s) and Office(s) Held
Lei Yang	36	President, Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Lei Yang, Ms. Yang, age 36, graduated from Nanjing University with a master’s degree in information management. Ms. Yang also obtained another master’s degree from Bentley University located in Massachusetts, where she majored in the field of accounting. Ms Yang has more than 10 years’ work experience in large companies, including China Mobile and Hisense Group. From 2004 to 2007, Ms. Yang served as a senior analyst at China Mobile, where she took charge of the service, valuation and requirements of high value customers in Shenzhen area. Thereafter, she worked as a product manager and was responsible for the design and promotion of data products. From 2011 to 2015, Ms. Yang served as an internal auditor in Hisense Group, with the responsibility of financial auditing of the subsidiary corporations and IT infrastructure in the whole Group.  Ms. Yang does not have any prior experience as a chief executive or as the head of a public company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until they resign or are removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

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

When evaluating director nominees, our directors consider the following factors:

-The appropriate size of our Board of Directors;

-Our needs with respect to the particular talents and experience of our directors;

-The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

-Experience in political affairs;

-Experience with accounting rules and practices; and

-The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

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

Code of Ethics

We currently have not adopted a code of ethics for the Board or our executive officers. As Ms. Yang is, and Mr. Aguirre previously was, our sole executive officer and director, we do not believe that the adoption of a Code of Ethics is warranted at this time.

Compliance with Section 16(a) of the Exchange Act

We do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”). As such, our directors, executive officers and beneficial owners of greater than 10% of our equity securities are not required to comply with the provisions of Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

We presently do not have employment agreements with our sole executive officer and we have not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by a development stage business, we have not paid any cash and/or stock compensation to our sole named executive officer.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lei Yang, President, CEO, CFO, and director	2016	0	0	0	0	0	0	0	0
Misael Aguirre, Former President, CEO, CFO, and director	2016 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

Our named executive officer does not currently receive any compensation from the Company for her service as an officer of the Company.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Lei Yang	0	0	0	0	0	0	0	0	0
Misael Aguirre	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our director for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lei Yang	0	0	0	0	0	0	0
Misael Aguirre	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 26, 2016, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 2,790,000 shares of common stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Lei Yang, President, Chief Executive Officer, Chief Financial Officer and Director 12F Datong Plaza, 211 West Huaihai Road, Xuhui District, Shanghai, China	1,600,000	57.35%
Common	Total all executive officers and directors	1,600,000	57.35%

Common	Other 5% Shareholders
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, since the beginning of our last fiscal year, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

During our fiscal year ended April 30, 2016, our former President, CEO, CFO and sole director, Misael Aguirre, loaned us a total of $16,100, repayable on December 31, 2018, and accruing interest at a rate of 6% per annum. As of April 30, 2016, including amounts previously advanced to us by Mr. Aguirre, we were indebted to Mr. Aguirre in the aggregate principal amount of $39,100.

Item 14. Principal Accounting Fees and Services

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	2016	2015
Audit and review fees	$10,000	$10,000
Audit related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
Total	$10,000	$10,000

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	Promissory Note in the amount of $23,000 due December 31, 2018 (1)
10.2	Geological Consultant Engagement Letter (1)
10.3	Consulting Geologist Agreement (1)
10.4	Property Option Agreement (1)
10.5	Corporate Administrative Services Agreement with Melville Business Services Inc. (1)
10.6	Promissory Note in the amount of $7,000 due December 31, 2018 (2)
10.7	Promissory Note in the amount of $3,600 due December 31, 2018 (3)
10.8	Promissory Note in the amount of $4,000 due December 31, 2018 (4)
10.9	Promissory Note in the amount of $1,500 due December 31, 2018 (5)
10.10 *	Promissory Note in the amount of $23,977.50 due on demand
10.11 *	Promissory Note in the amount of $25,000 due on demand
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Materials from the Company’s Annual Report on Form 10-K for the year ended April 30, 2016 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Registration Statement on Form S-1 filed on September 29, 2014.
(2)	Incorporated by reference to Form 10-K filed on July 9, 2015.
(3)	Incorporated by reference to Form 10-Q filed on September 14, 2015.
(4)	Incorporated by reference to Form 10-Q filed on December 14, 2015.
(5)	Incorporated by reference to Form 10-Q filed on March 9, 2016.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nogales Resources Corp.

Date:	July 27, 2016

By:	/s/ Lei Yang Lei Yang
Title:	Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Nogales Resources Corp.

Date:	July 27, 2016

By:	/s/ Lei Yang Lei Yang
Title:	Chief Executive Officer, Chief Financial Officer and Director

