Form 10-Q
period 2017-01-31
Nogales Resources Corp
filed 2017-03-22
CIK 1606254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,790,000 common shares as of March 20, 2017.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of January 31, 2017 (unaudited) and April 30, 2016;
F-2	Consolidated Statements of Operations for the nine months ended January 31, 2017 and 2016 (unaudited);
F-3	Consolidated Statement of Cash Flows for the nine months ended January 31, 2017 and 2016 (unaudited); and
F-4	Notes to Consolidated Financial Statements (unaudited).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

NOGALES RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	January 31,	April 30,
	2017	2016
	(Unaudited)
ASSETS
Current
Cash	$6,220	$20,403
Prepaid expenses	—	5,000
Total assets	$6,220	$25,403
LIABILITIES
Current
Accounts payable and accrued liabilities	$22,064	$—
Notes payable	48,978	48,978
Accrued interest on notes payable	2,317	—
Total current liabilities	73,359	48,978
Long term
Due to related party	39,100	39,100
Accrued interest – related party	5,187	3,413
Total long term liabilities	44,287	42,513
Total liabilities	117,646	91,491
STOCKHOLDER'S DEFICIT
Preferred stock, $0.001 par value
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value
90,000,000 shares authorized 2,790,000 shares issued and outstanding as of January 31, 2017 and April 30, 2016.	2,790	2,790
Additional paid in capital	18,135	18,135
Accumulated deficit	(132,351)	(87,013)
Total stockholder's deficit	(111,426)	(66,088)
Total liabilities and stockholder’s deficit	$6,220	$25,403

See accompanying notes that are an integral part of these unaudited consolidated financial statements

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended January 31,		Nine months Ended January 31,
	2017	2016	2017	2016
Operating expenses
Audit and accounting fees	$2,000	$2,840	$10,000	$13,175
Legal fees	765	732	4,688	4,469
Office expenses	6,418	794	18,789	2,385
Transfer and filing fees	2,588	450	7,770	2,375
Loss from operations	(11,771)	(4,816)	(41,247)	(22,404)
Interest expense	1,332	570	4,091	1,450
Net Loss	$(13,103)	$(5,386)	$(45,338)	$(23,854)
Net loss per common share – basic and diluted	$—	$—	$(0.02)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	2,790,000	2,790,000	2,790,000	2,790,000

See accompanying notes that are an integral part of these unaudited consolidated financial statements

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Nine months Ended January 31,
	2017	2016
Operating activities
Net loss	$(45,338)	$(23,854)
Non-cash items:
Accrued interest – related party	1,774	1,450
Accrued interest – notes payable	2,317	—
Changes in operating assets and liabilities:
Prepaid expenses	5,000	1,250
Accounts payable and accrued liabilities	22,064	6,313
Net cash used in operating activities	(14,183)	(14,841)
Financing activities
Proceeds from related party notes payable	—	14,600
Net cash provided by financing activities	—	14,600
Change in cash during the period	(14,183)	(241)
Cash, beginning of the period	20,403	663
Cash, end of the period	$6,220	$422
Supplemental information
Interest and taxes paid in cash	$—	$—

See accompanying notes that are an integral part of these unaudited consolidated financial statements

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine months Ended January 31, 2017 and 2016

(Expressed in US Dollars)

(Unaudited)

Note 1 Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on April 9, 2014. The Company was formed for the purpose of acquiring and developing mineral properties. The Company’s year-end is April 30.

Basis of presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended April 30, 2016. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2017, are not necessarily indicative of the results that may be expected for the year ending April 30, 2017. For further information, these unaudited interim consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended April 30, 2016, included in the Company’s report on Form 10-K

Going Concern

These consolidated financial statements have been prepared assuming the Company will continue as a going concern and will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $132,351 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances.

Note 2 Mineral Property

On May 20, 2014, the Company entered into a property option agreement whereby NRC Exploration LLC, a wholly owned subsidiary of the Company, was granted an option to earn up to a 100% interest in the Donald mineral property. The Donald mineral property is located in the Omineca mining district of the Province of British Columbia Canada.

In May 2015, the underlying claims lapsed and the Company recorded an impairment of $1,150 during the year ended April 30, 2015, resulting in the property being recorded at $Nil at January 31, 2017 and April 30, 2016.

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

No payments have been made on the above notes, and the total principal due on these notes at January 31, 2017 and April 30, 2016 is $39,100.

During the three months ended January 31, 2017 the Company recorded interest expense of $592 (January 31, 2016 - $570) pursuant to these promissory notes.

During the nine months ended January 31, 2017 the Company recorded interest expense of $1,774 (January 31, 2016 - $1,450) pursuant to these promissory notes. Total accrued interest on these note as of January 31, 2017 and April 30, 2016 was $5,187 and $3,413, respectively.

Note 4 Notes Payable

On April 6, 2016, $23,978 was loaned to the Company by an unrelated third party (“Lender”). The loan carries an interest rate of 6% per annum, is unsecured and is payable on demand.

On April 30, 2016, $25,000 was loaned to the Company by the Lender. The loan carries an interest rate of 6% per annum, is unsecured and is payable on demand.

During the three months ended January 31, 2017, the Company accrued interest of $741 (January 31, 2016 - $Nil) pursuant to these notes payable.

During the nine months ended January 31, 2017, the Company accrued interest of $2,317 (January 31, 2016 - $Nil) pursuant to these notes payable. Total accrued interest on these notes as of January 31, 2017 and April 30, 2016 was $2,317 and $Nil, respectively.

Note 5 Capital Stock

The authorized common stock of the Company consists of 90,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of January 31, 2017 the Company had 2,790,000 shares of common stock and no shares of preferred stock outstanding.

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

Results of Operations for the three and nine months ended January 31, 2017.

For the three months ended January 31, 2017 we did not earned any revenues. For the three months ended January 31, 2017 we incurred expenses and a net loss in the amount of $13,103 (2016 – $5,386). Our expenses during the quarter consisted of audit and accounting fees of $2,000 (2016 – $2,840), Office and miscellaneous expenses of $6,418 (2016 – $794), legal fees of $765 (2016 – $732), transfer and filing fees of $2,588 (2016 – $450) and interest expense of $1,332 (2016 – $570).

Office expenses increased during the period due to the hiring of an outside contractor to handle our office and administration work. Our losses are attributable to operating expenses together with a lack of any revenues.

For the nine months ended January 31, 2017 we did not earned any revenues. For the nine months ended January 31, 2017 we incurred expenses and a net loss in the amount of $45,338 (2016 – $23,854). Our expenses during the nine months ended January 31, 2017 consisted of audit and accounting fees of $10,000 (2016 – $13,175), Office and miscellaneous expenses of $18,789 (2016 – $2,385), legal fees of $4,688 (2016 – $4,469), transfer and filing fees of $7,770 (2016 – $2,375) and interest expense of $4,091 (2016 – $1,450).

Office expenses increased during the period due to the hiring of an outside contractor to handle our office and administration work. Our losses are attributable to operating expenses together with a lack of any revenues.

4

Liquidity and Capital Resources

As of January 31, 2017, we had total current assets of $6,220, consisting entirely of cash. We had current liabilities of $73,359.  Accordingly, we had a working capital deficit of $67,139 as of January 31, 2017 (April 30, 2016 working capital deficit of $23,575).

To date, we have funded our operations primarily through loans from Misael Aguirre, our former sole executive officer, and director and from unrelated third parties. As of January 31, 2017, we owed Mr. Aguirre at total of $39,100 in principal, plus accrued interest of $5,187. The amounts loaned by Mr. Aguirre earn interest at a rate of 6% per annum, are unsecured and are due on December 31, 2018. As of January 31, 2017, we owed an additional $48,978 in principal plus accrued interest of $2,317 to a third party (“Lender”). The amounts loaned by the Lender earn interest at a rate of 6% per annum, are unsecured and payable on demand.

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

Off Balance Sheet Arrangements

As of January 31, 2017, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Philip Kwan. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2017, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the nine months ended January 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	3.2 By-laws (1)
10.1	Promissory Note in the amount of $23,000 due December 31, 2018 (1)
10.2	Geological Consultant Engagement Letter (1)
10.3	Consulting Geologist Agreement (1)
10.4	Property Option Agreement (1)
10.5	Corporate Administrative Services Agreement with Melville Business Services Inc. (1)
10.6	Promissory Note in the amount of $7,000 due December 31, 2018 (2)
10.7	Promissory Note in the amount of $3,600 due December 31, 2018 (3)
10.8	Promissory Note in the amount of $4,000 due December 31, 2018 (4)
10.9	Promissory Note in the amount of $1,500 due December 31, 2018 (5)
10.10	Promissory Note in the amount of $23,977.50 due on demand (6)
10.11	Promissory Note in the amount of $25,000 due on demand (6)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nogales Resources Corp.

Date:	March 20, 2017

By:	/s/ Philip Kwan Philip Kwan
Title:	Chief Executive Officer and Director

8