Form 10-K
period 2017-04-30
Nogales Resources Corp
filed 2017-07-31
CIK 1606254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended April 30, 2017

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-199013

Nogales Resources Corp.

(Exact name of registrant as specified in its charter)

Nevada	35-2510378
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit 1908, Shanghai Mart Tower, 2299 West Yan'an Road, Changning District, Shanghai, China 200336

(Address of principal executive offices)

+86 (021) 2357-0055

(Registrant’s telephone number)

4/F Fung House 20 Connaught Road, Central, Hong Kong

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

As of July 31, 2017, there were 2,790,000 shares of common stock $0.001 par value, outstanding.

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

In May 2015, the underlying claims lapsed and the Company recorded an impairment of $1,150 during the year ended April 30, 2015, resulting in the property being recorded at $nil at April 30, 2017 and 2016.  Management is currently searching for other opportunities in the mineral exploration.

Employees

We have no employees as of the date of this prospectus other than our president and CEO, Yang Liu. We conduct our business largely through agreements with consultants and other independent third party vendors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

On May 8, 2014, we incorporated a wholly-owned subsidiary, NRC Exploration LLC in the State of Nevada for the purpose of conducting mineral exploration.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Item 1A. Risk Factors

As a “smaller reporting company”, as that term is defined in Item 10 of Regulation S-K, we are not required to include the information required by this item.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

Following our decision to cease exploration activities on the Donald Mineral Claim, we do not have any interests in any real property at this time.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted under the symbol “NLRT” on the electronic marketplace operated by OTC Markets Group, Inc. (“OTC Markets”). Although our common stock is eligible for quotation on the marketplace operated by OTC Markets, no information on the high and low bid prices for our common stock was available during the last two fiscal years.

Quotations on the marketplace operated by OTC Markets reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Fiscal Year Ended April 30, 2017
Quarter Ended	High $	Low $
April 30, 2017	n/a	n/a
January 31, 2017	n/a	n/a
October 31, 2016	n/a	n/a
July 31, 2016	n/a	n/a

Fiscal Year Ended April 30, 2016
Quarter Ended	High $	Low $
April 30, 2016	n/a	n/a
January 31, 2016	n/a	n/a
October 31, 2015	n/a	n/a
July 31, 2015	n/a	n/a

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

Stockholders of Our Common Stock

The Company has approximately 18 stockholders of record of its common stock. As of July 31, 2017, we had 2,790,000 shares of our common stock issued and outstanding.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the fiscal years ended April 30, 2017 and 2016.

We have not earned any revenues since the inception of our current business operations. We incurred operating expenses in the amount of $73,900 for the year ended April 30, 2017 (2016 - $41,507). Our expenses during the year consisted of audit and accounting fees of $14,000 (2016 – $17,830), consulting fees of $12,000 (2016 – $nil) legal fees of $5,248 (2016 – $15,363), management fees of $6,500 (2016 – $nil) office expenses of $24,929 ( 2016 – 2,896) and transfer and filing fees of $11,223 (2016 – $5,410).  We also incurred interest expense of $5,379 (2016 – $2,025).

Our losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of April 30, 2017, we had total current assets of $268, consisting of $268 cash. We had current liabilities of $66,174.  Accordingly, we had negative working capital of $66,906 as of April 30, 2017.

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

As of April 30, 2017, the total principal amount owed to Mr. Aguirre was $39,100. On June 30, 2017 Mr. Aguirre forgave these loans and the accrued interest.

On April 6, 2016, an unrelated 3rd party loaned $23,978 to the Company under a Promissory Note due on demand, with interest accruing on the principal amount at an annual rate of 6%. On June 30, 2017 this loan and the accrued interest was forgiven by the lender.

On April 30, 2017, an unrelated 3rd party loaned an additional $25,000 to the Company under a Promissory Note due on demand, with interest accruing on the principal amount at an annual rate of 6%. On June 30, 2017 this loan and the accrued interest was forgiven by the lender.

During the year ended April 30, 2017 the Company accrued interest expense of $5,379 (year ended April 30, 2016 - $2,025) pursuant to these notes payable. Total accrued interest on these notes as of April 30, 2017 was $8,792.

Off Balance Sheet Arrangements

As of April 30, 2017, there were no off balance sheet arrangements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Audited Financial Statements:
F-1	Reports of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets as of April 30, 2017 and 2016
F-4	Consolidated Statements of Operations for years ended April 30, 2017 and 2016
F-5	Consolidated Statement of Stockholders’ (Deficit) Equity for years ended April 30, 2017 and 2016
F-6	Consolidated Statements of Cash Flows for the years ended April 30, 2017 and 2016
F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Nogales Resources Corp.

We have audited the accompanying consolidated balance sheet of Nogales Resources Corp. as of April 30, 2017 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Nogales Resources Corp. as of April 30, 2017 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dale Matheson Carr-Hilton Labonte llp
CHARTERED PROFESSIONAL ACCOUNTANTS

/s/ DMCL

Vancouver, Canada
July 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

Nogales Resources Corp.

Hong Kong

We have audited the accompanying consolidated balance sheet of Nogales Resources Corp. and its subsidiary (collectively, the "Company") as of April 30, 2016 and the consolidated related statements of operations, changes in stockholders’ deficit and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nogales Resources Corp. and its subsidiary as of April 30, 2016 and the results of their operations and their cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 27, 2016

NOGALES RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	April 30, 2017	April 30, 2016
ASSETS
Current
Cash	$268	$20,403
Prepaid expenses	—	5,000
Total assets	$268	$25,403
LIABILITIES
Current
Accounts payable and accrued liabilities	$14,163	$—
Notes payable	48,978	48,978
Accrued interest on notes payable	3,033	—
Total current liabilities	66,174	48,978
Long term
Due to related party	73,702	39,100
Accrued interest – related party	5,759	3,413
Total long term liabilities	79,461	42,513
Total liabilities	145,635	91,491
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value 90,000,000 shares authorized 2,790,000 shares issued and outstanding	2,790	2,790
Additional paid in capital	18,135	18,135
Accumulated deficit	(166,292)	(87,013)
Total stockholders’ deficit	(145,367)	(66,088)
Total liabilities and stockholders’ deficit	$268	$25,403

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Year Ended April 30,
	2017	2016
Operating expenses
Audit and accounting fees	$14,000	$17,830
Consulting fees	12,000	—
Legal fees	5,248	15,363
Management fees	6,500	—
Office expenses	24,929	2,904
Transfer and filing fees	11,223	5,410

Loss from operations	(73,900)	(41,507)

Interest expense	(5,379)	(2,025)

Net and Comprehensive Loss	$(79,279)	$(43,532)

Net loss per common share – basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	2,790,000	2,790,000

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the years ended April 30, 2017 and 2016

					Additional Paid In	Accumulated
	Preferred Shares		Common Shares		Capital	Deficit	Total
	Number	Amount	Number	Amount
Balance, April 30, 2015	—	$—	2,790,000	$2,790	$18,135	$(43,481)	$(22,556)

Net loss	—	—	—	—	—	(43,532)	(43,532)

Balance, April 30, 2016	—	—	2,790,000	2,790	$18,135	(87,013)	(66,088)

Net loss	—	—	—	—	—	(79,279)	(79,279)

Balance, April 30, 2017	—	$—	2,790,000	$2,790	$18,135	$(166,292)	$(145,367)

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year Ended April 30,
	2017	2016
Operating activities
Net loss	$(79,279)	$(43,532)
Non-cash items:
Accrued interest – related party	2,346	2,025
Accrued interest – notes payable	3,033	—
Changes in operating assets and liabilities:
Prepaid expenses	5,000	(3,750)
Accounts payable and accrued liabilities	14,163	(81)
Net cash used in operating activities	(54,737)	(45,338)
Financing activities
Proceeds from short term loan payable	—	48,978
Proceeds from related party notes payable	34,602	16,100
Net cash provided by financing activities	34,602	65,078
Change in cash during the period	(20,135)	19,740
Cash, beginning of the period	20,403	663
Cash, end of the period	$268	$20,403
Supplemental information
Interest and taxes paid in cash	$—	$—

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017 and 2016

Note 1 Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, USA on April 9, 2014. The Company was formed for the purpose of acquiring and developing mineral properties.

Basis of presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $166,292 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and NRC Exploration LLC., a wholly owned subsidiary incorporated in Nevada, USA on May 8, 2014. All inter-company transactions and balances have been eliminated.

Cash

Cash consists of all highly liquid investments that are readily convertible to cash within 90 days when purchased.

Related party

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Note 2 Summary of Significant Accounting Policies – (cont’d)

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

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. As of April 30, 2017 the Company has determined no provision for ARO’s is required.

Note 2 Summary of Significant Accounting Policies – (cont’d)

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Accumulated Other Comprehensive Income account in stockholder’s deficit, if applicable. Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

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

Loss per share

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 Financial Instruments

The carrying value of the Company’s financial assets and liabilities which consist of cash, notes payable, accounts payable and accrued liabilities, and due to related parties in management’s opinion approximate their fair value due to the short maturity of such instruments.

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

In May 2015, the underlying claims lapsed and the Company recorded an impairment of $1,150 during the year ended April 30, 2015, resulting in the property being recorded at $nil at April 30, 2017 and 2016.

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

No payments have been made on the above notes, and the total principal due on these notes at April 30, 2017 and 2016 is $39,100. (Note 9)

During the year ended April 30, 2017, the Company accrued interest expense of $2,346 (year ended April 30, 2016 - $2,025) pursuant to these notes payable. Total accrued interest on these note as of April 30, 2017 and 2016 was $5,759 and $3,413, respectively. (Note 9)

During the year ended April 30, 2017 the Company’s President advanced the Company $34,602. The advance is unsecured, bears no interest, and has no set repayment date.

Note 6 Capital Stock

The authorized common stock of the Company consists of 90,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

Note 7 Notes Payable

On April 6, 2016, $23,978 was loaned to the Company by an unrelated party. The loan has an interest rate of 6 % per annum, is unsecured and is due on demand. (Note 9)

On April 30, 2016, $25,000 was loaned to the Company by an unrelated party. The loan has an interest rate of 6 % per annum, is unsecured and is due on demand. (Note 9)

No payments have been made on the above notes, and the total interest due on these notes at April 30, 2017 and 2016 is $3,033 and $nil, respectively. (Note 9)

Note 8 Income Taxes

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Year Ended April 30, 2017	Year Ended April 30, 2016
Basic statutory and state income tax rate	35%	35%
Approximate loss before income taxes	$79,279	$43,532
Expected approximate tax recovery on net loss, before income tax	27,748	15,236
Changes in valuation allowance	(27,748)	(15,236)
Deferred income tax recovery	$—	$—

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended	Year Ended
	April 30, 2017	April 30, 2016
Deferred income tax assets
Non-capital losses carried forward	$58,203	$30,455
Less: valuation allowance	(58,203)	(30,455)

Deferred income tax assets	$—	$—

At April 30, 2017, the Company has incurred accumulated net operating losses in the United States of America totalling approximately $166,292 which are available to reduce taxable income in future taxation years.

These losses expire as follows:

Year of Expiry	Amount

2033	$1,482
2034	41,999
2035	43,532
2036	79,279
Total	$166,292

Note 8 Subsequent events

Subsequent to year end the Company’s former president forgave a series of loans totalling $44,859 in principal and interest.  Also subsequent the year end an unrelated third party forgave a pair of loans totalling $52,011 in principal and interest. (Notes 5 & 7)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

On May 15, 2015 we dismissed Malone Bailey LLP (the “Former Accountant”) as our independent auditor and we appointed Dale Matheson Carr-Hilton Labonte LLP as our new independent auditor. During the last two fiscal years, there was a “reportable event” (as defined in Item 304(a)(v) of Regulation S-K) in that the Company’s internal controls over financial reporting for those periods were not effective. We do not believe that these reportable events have been disclosed in a manner different than what the Former Accountant would have concluded was required.

Item 9A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, April 30, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of April 30, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are typical of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officer and director and her age as of the date of this 10-K is as follows:

Name	Age	Position(s) and Office(s) Held
Yang Liu	34	President, Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Yang Liu, Ms. Liu, age 34, has served as our sole executive officer and sole director since April 28, 2017. Mr. Liu has served as director, board chairwoman and legal representative for Qingdao Weichuang Private Capital Management Co. since November 2015. Weichuang Private Capital Management Co., registered capital of ¥100 million yuan, operates equity investment, debt investment, capital investment consulting, short-term financial investment and entrusted asset management business. Ms Liu was responsible for decision-making and co-ordinating financial and budget activities for maximum operational efficiency. From August 2008 to November 2015, Ms. Liu served as General Manager of Qingdao Harbor Impression Hotel Management Co. Ltd. Qingdao Harbor Impression Hotel Management Co. Ltd. has more than 100 hotels nationwide. Ms Liu was in charge of Planning, directing and co-ordinating the operations of business. She also worked at Yantai Huiyun Investment Co., Ltd. in the Investment Department as Customer Service Manager from November 2005 to July 2008. Yantai Huiyun Investment Co., Ltd. is a privately owned and operated company that makes long-term investments in China. And Ms Liu was responsible for information management, planning and organizing. Ms. Liu has over ten years work experience in investment and hotel management. She obtained her Bachelor’s Degree with a major in international trade from Yantai University in 2005.  Ms. Liu does not have any prior experience as a chief executive or as the head of a public company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until they resign or are removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

Ms. Liu is our sole executive officer and sole director. As such, there are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

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

Committees of the Board

Ms. Liu is our sole director. As such, we do not have a separately constituted Audit Committee, Compensation Committee, or Nominating Committee.

Audit Committee

We do not have a separately designated standing audit committee. Our sole director performs the functions of an audit committee, but no written charter governs the actions of our sole director when performing the functions of what would generally be performed by an audit committee. Currently our sole director approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, our sole director reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Ms. Liu, our sole director, does not qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

Nomination Committee

We do not have a separately designated nominating committee. As a result, no written charter governs the director nomination process. Because of our size and the fact that Ms. Liu is our sole director at this time, we believe that a separate nominating committee is not necessary at this time.

When evaluating director nominees, our sole director considers the following factors:

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

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, our sole director will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although our sole director may also consider such other factors as it may deem are in our best interests as well as our stockholders. Our sole director may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary.

Code of Ethics

We currently have not adopted a code of ethics for the Board or our executive officers. As Ms. Liu is our sole executive officer and sole director, we do not believe that the adoption of a Code of Ethics is warranted at this time.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yang Liu, President, CEO, CFO, and director	2017	0	0	0	0	0	0	0	0
Philip Kwan, Former President, CEO, CFO, and director	2017	0	0	0	0	0	0	6,500	0
Lei Yang, Former President, CEO, CFO, and director	2017	0	0	0	0	0	0	0	0
Misael Aguirre, Former President, CEO, CFO, and director	2016 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Yang Liu	0	0	0	0	0	0	0	0	0
Philip Kwan	0	0	0	0	0	0	0	0	0
Lei Yang	0	0	0	0	0	0	0	0	0
Misael Aguirre	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our director for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yang Liu	0	0	0	0	0	0	0
Philip Kwan	0	0	0	0	0	0	0
Lei Yang	0	0	0	0	0	0	0
Misael Aguirre	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 31, 2017, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 2,790,000 shares of common stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Lei Yang, Former: President, Chief Executive Officer, Chief Financial Officer and Director 12F Datong Plaza, 211 West Huaihai Road, Xuhui District, Shanghai, China	1,600,000	57.35%
Common	Total all executive officers and directors	1,600,000	57.35%

Common	Other 5% Shareholders
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

As of the year ended April 30, 2017, we were indebted to our former President, CEO, CFO and sole director, Misael Aguirre, in the aggregate principal amount of $39,100. On June 30, 2017 Mr. Aguirre forgave these loans and the accrued interest.

Item 14. Principal Accounting Fees and Services

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	2017	2016
Audit and review fees	$14,000	$8,000
Audit related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
Total	$14,000	$8,000

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	Promissory Note in the amount of $23,000 due December 31, 2018 (1)
10.2	Geological Consultant Engagement Letter (1)
10.3	Consulting Geologist Agreement (1)
10.4	Property Option Agreement (1)
10.5	Corporate Administrative Services Agreement with Melville Business Services Inc. (1)
10.6	Promissory Note in the amount of $7,000 due December 31, 2018
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Materials from the Company’s Annual Report on Form 10-K for the year ended April 30, 2017 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to Registration Statement on Form S-1 filed on September 29, 2014.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nogales Resources Corp.

Date:	July 31, 2017

By:	/s/ Yang Liu Yang Liu
Title:	Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Nogales Resources Corp.

Date:	July 31, 2017

By:	/s/ Yang Liu Yang Liu
Title:	Chief Executive Officer, Chief Financial Officer and Director

