Form 10-Q
period 2017-07-31
Nogales Resources Corp
filed 2017-08-25
CIK 1606254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2017

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filier,” “accelerated filier,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act..

[ ] Large accelerated filer [ ] Non-accelerated filer [ ] Emerging growth company	[ ] Accelerated filer [X] Smaller reporting company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,790,000 common shares as of August 25, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of July 31, 2017 (unaudited) and April 30, 2017;
F-2	Consolidated Statements of Operations for the three months ended July 31, 2017 and 2016 (unaudited);
F-3	Consolidated Statement of Cash Flows for the three months ended July 31, 2017 and 2016 (unaudited); and
F-4	Notes to Consolidated Financial Statements (unaudited).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

   NOGALES RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	July 31,	April 30,
	2017	2017
	(Unaudited)
ASSETS
Current
Cash	$240	$268
Total assets	$240	$268

LIABILITIES
Current
Accounts payable and accrued liabilities	$10,557	$14,163
Notes payable	—	48,978
Accrued interest on notes payable	—	3,033
Total current liabilities	10,557	66,174
Long term
Due to related party	51,121	73,702
Accrued interest – related party	—	5,759
Total long term liabilities	51,121	79,461
Total liabilities	61,678	145,635

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value 90,000,000 shares authorized 2,790,000 shares issued and outstanding as of July 31, 2017 and April 30, 2017.	2,790	2,790
Additional paid in capital	18,135	18,135
Accumulated deficit	(82,363)	(166,292)
Total stockholders’ deficit	(61,438)	(145,367)
Total liabilities and stockholders’ deficit	$240	$268

See accompanying notes that are an integral part of these unaudited consolidated financial statements

F-1

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended July 31,
	2017	2016
Operating expenses
Audit and accounting fees	$3,500	$6,000
Legal fees	1,160	2,655
Office expenses	6,014	6,106
Transfer and filing fees	2,267	3,891

Loss from operations	(12,941)	(18,652)

Interest expense	—	(1,426)
Gain on forgiveness of debt	96,870	—

Net and comprehensive income (Loss) for the period	$83,929	$(20,078)

Net income (loss) per common share – basic and diluted	$0.03	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	2,790,000	2,790,000

See accompanying notes that are an integral part of these unaudited consolidated financial statements

F-2

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended July 31,
	2017	2016

Operating activities
Net and comprehensive income (Loss) for the period	$83,929	$(20,078)
Non-cash items:
Accrued interest	—	1,426
Gain on forgiveness of debt	(96,870)	—
Changes in operating assets and liabilities:
Prepaid expenses	—	4,654
Accounts payable and accrued liabilities	(3,606)	4,162
Net cash used in operating activities	(16,547)	(9,836)

Financing activities
Due to related party	16,519	—
Net cash provided by financing activities	16,519	—

Change in cash during the period	(28)	(9,836)
Cash, beginning of the period	268	20,403
Cash, end of the period	$240	$10,567

Supplemental information
Interest and taxes paid in cash	$—	$—

See accompanying notes that are an integral part of these unaudited consolidated financial statements

F-3

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

Note 1 Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, USA on April 9, 2014. The Company was formed for the purpose of acquiring and developing mineral properties.

Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended April 30, 2017. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2017, are not necessarily indicative of the results that may be expected for the year ending April 30, 2018. For further information, these unaudited interim consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended April 30, 2017, included in the Company’s report on Form 10-K.

Going Concern

These consolidated financial statements have been prepared assuming the Company will continue as a going concern and will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $82,363 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

Note 2 Related Party Transactions

On June 30, 2017 the Company’s former president forgave loans and interest totalling $44,859.

During the three months ended July 31, 2017, the Company’s President advanced the Company $16,519, for a total amount advanced of $51,121. The advances are unsecured, bear no interest, and have no terms of repayment.

 Note 3 Notes Payable

On April 6, 2016, an amount totaling $23,978 and on April 30, 2016, an amount totaling $25,000 were loaned to the Company. These loans had an interest rate of 6 % per annum.

The total interest due on these notes at April 30, 2017 was $3,033.

On June 30, 2017 these loans, totalling $52,011, in principal and interest were forgiven.

F-4

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a mineral exploration company incorporated in Nevada on April 9, 2014.  On May 8, 2014, we incorporated a wholly-owned subsidiary, NRC Exploration LLC in the state of Nevada, for the purposes of mineral exploration. On May 20, 2014, our consulting geologist introduced us to a mineral property and we acquired an option on that property whereupon we could acquire 100% legal and beneficial ownership interest in a mineral claim known as the Donald mineral claim.

In view of the world wide depressed market for metals in 2015, we chose not to exercise our option on the Donald Property and that option has now expired.  Management is currently searching for other opportunities in the mineral exploration field.

Results of Operations for the three months ended July 31, 2017.

For the three months ended July 31, 2017 we did not earn any revenues. On June 30, 2017, an unrelated third party forgave loans totaling $52,011 in principal and interest and a former CEO and director forgave loans totaling $44,859 in principal and interest. For the three months ended July 31, 2017 we incurred total operating expenses of $12,941 (2016 – $18,652) and earned net income in the amount of $83,929 (2016 – net loss of $20,078).

Our expenses during the quarter consisted of audit and accounting fees of $3,500 (2016 – $6,000), Office and miscellaneous expenses of $6,014 (2016 – $6,106), legal fees of $1,160 (2016 – $2,655), transfer and filing fees of $2,267 (2016 – $3,891) and interest expense of $nil (2016 – $1,426). These were offset by a gain on forgiveness of debt of $96,870 (2016 – $nil).

Liquidity and Capital Resources

As of July 31, 2017, we had total current assets of $240 (April 30, 2017 – $268), consisting entirely of cash. We had current liabilities of $10,557 (April 30, 2017 – $66,174).  Accordingly, we had a working capital deficit of $10,317 as of July 31, 2017 (April 30, 2016 – $65,906).

To date, we have funded our operations primarily through loans from related parties and from unrelated third parties. As of July 31, 2017, we owed our current CEO $51,121 for advances. Amounts loaned by our former CEO and an unrelated third party totaling $96,870 in principal and interest were forgiven on June 30, 2017.

We do not currently have sufficient funds to repay our existing debts. If we are unable to secure additional financing, we could fail and investors may lose some or all of their investment. In addition, we are no longer pursuing exploration or development of the Donald Property and our option for that property has expired. We are currently searching for other opportunities in the mineral exploration field. As such, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. If we do identify a suitable business opportunity that we wish to pursue, we will likely need substantial financing. If we fail to obtain sufficient financing, our ability to pursue alternative business opportunities may be limited. We do not currently have any financing arrangements in place, and there is no assurance that sufficient financing will be available to us when needed.

Going Concern

As discussed in the notes to our consolidated financial statements, we have no established source of revenue.Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

Off Balance Sheet Arrangements

As of July 31, 2017, there were no off balance sheet arrangements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms Yang Liu. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2017, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the three months ended July 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	Promissory Note in the amount of $23,000 due December 31, 2018 (1)
10.2	Geological Consultant Engagement Letter (1)
10.3	Consulting Geologist Agreement (1)
10.4	Property Option Agreement (1)
10.5	Corporate Administrative Services Agreement with Melville Business Services Inc. (1)
10.6	Promissory Note in the amount of $7,000 due December 31, 2018 (2)
10.7	Promissory Note in the amount of $3,600 due December 31, 2018 (3)
10.8	Promissory Note in the amount of $7,000 due December 31, 2018 (4)
10.9	Promissory Note in the amount of $1,500 due December 31, 2018 (5)
10.10	Promissory Note in the amount of $23,977.50 due on demand (6)
10.11	Promissory Note in the amount of $25,000 due on demand (6)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Annual Report on Form 10-K for the year ended April 30, 2017 formatted in Extensible Business Reporting Language (XBRL).

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

(3) Incorporated by reference to Form 10-Q filed on September 14, 2015.

(4) Incorporated by reference to Form 10-Q filed on December 14, 2015.

(5) Incorporated by reference to Form 10-Q filed on March 9, 2016.

(6) Incorporated by reference to Form 10-K filed on July 27, 2016.

(7) Incorporated by reference to Form 10-Q filed on September 14, 2016.

(8) Incorporated by reference to Form 10-Q filed on December 9, 2016.

(9) Incorporated by reference to Form 10-Q filed on May 8, 2017.

(10) Incorporated by reference to Form 10-K filed on July 31, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nogales Resources Corp.

Date:	August 25, 2017

By:	/s/ Yang Liu Yang Liu
Title:	Chief Executive Officer and Director

