Form 10-Q
period 2017-10-31
Nogales Resources Corp
filed 2017-12-11
CIK 1606254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,790,000 common shares as of December 11, 2017.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of October 31, 2017 (unaudited) and April 30, 2017;
F-2	Consolidated Statements of Operations for the six months ended October 31, 2017 and 2016 (unaudited);
F-3	Consolidated Statement of Cash Flows for the six months ended October 31, 2017 and 2016 (unaudited); and
F-4	Notes to Consolidated Financial Statements (unaudited).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

NOGALES RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	October 31,	April 30,
	2017	2017
	(Unaudited)
ASSETS
Current
Cash	$207	$268
Prepaid expenses	5,000	—
Total assets	$5,207	$268
LIABILITIES
Current
Accounts payable and accrued liabilities	$14,317	$14,163
Due to related party	69,473	—
Notes payable	—	48,978
Accrued interest on notes payable	—	3,033
Total current liabilities	83,790	66,174

Long term
Due to related party	—	73,702
Accrued interest – related party	—	5,759
Total long term liabilities	—	79,461
Total liabilities	83,790	145,635
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value
90,000,000 shares authorized 2,790,000 shares issued and outstanding as of October 31, 2017 and April 30, 2017.	2,790	2,790
Additional paid in capital	18,135	18,135
Accumulated deficit	(99,508)	(166,292)
Total stockholders’ deficit	(78,583)	(145,367)
Total liabilities and stockholders’ deficit	$5,207	$268

See accompanying notes that are an integral part of these unaudited consolidated financial statements

F-1

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three months ended October 31,		Six months ended October 31,
	2017	2016	2017	2016
Operating expenses
Audit and accounting fees	$—	$2,000	$3,500	$8,000
Legal fees	385	1,268	1,545	3,923
Office expenses	6,028	6,267	12,042	12,371
Transfer and filing fees	10,732	1,290	12,999	5,182
Loss from operations	(17,145)	(10,825)	(30,086)	(29,476)

Interest expense	—	(1,332)	—	(2,759)
Gain on forgiveness of debt	—	—	96,870	—
Net and comprehensive income (loss) for the period	$(17,145)	$(12,157)	$66,784	$(32,235)
Net income (loss) per common share – basic and diluted	$(0.00)	$(0.00)	$0.02	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	2,790,000	2,790,000	2,790,000	2,790,000

See accompanying notes that are an integral part of these unaudited consolidated financial statements

F-2

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Six months ended October 31,
	2017	2016
Operating activities
Net and comprehensive income (loss) for the period	$66,784	$(32,235)
Non-cash items:
Accrued interest – related parties	—	1,183
Accrued interest – notes payable	—	1,576
Gain on forgiveness of debt	(96,870)	—
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	5,000
Accounts payable and accrued liabilities	154	10,322
Net cash used in operating activities	(34,932)	(14,154)
Financing activities
Due to related party	34,871	—
Net cash provided by financing activities	34,871	—
Change in cash during the period	(61)	(14,154)
Cash, beginning of the period	268	20,403
Cash, end of the period	$207	$6,249
Supplemental information
Interest and taxes paid in cash	$—	$—

See accompanying notes that are an integral part of these unaudited consolidated financial statements

F-3

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2017

Note 1 Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, USA on April 9, 2014. The Company was formed for the purpose of acquiring and developing mineral properties.

Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended April 30, 2017. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2017, are not necessarily indicative of the results that may be expected for the year ending April 30, 2018. For further information, these unaudited interim consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended April 30, 2017, included in the Company’s report on Form 10-K.

Going Concern

These consolidated financial statements have been prepared assuming the Company will continue as a going concern and will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $99,508 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

Note 2 Related Party Transactions

On June 30, 2017 the Company’s former president forgave loans and interest totalling $44,859.

During the six months ended October 31, 2017, the Company’s President advanced the Company $34,871, for a total amount advanced of $69,473. The advances are unsecured, bear no interest, and have no terms of repayment.

 Note 3 Notes Payable

On April 6, 2016, an amount totaling $23,978 and on April 30, 2016 an amount totaling $25,000 were loaned to the Company. These loans had an interest rate of 6 % per annum.

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

Results of Operations for the three and six months ended October 31, 2017.

For the three months ended October 31, 2017 we did not earn any revenues. We incurred total operating expenses of $17,145 (2016 – $10,825) and incurred a net loss in the amount of $17,145 (2016 –$12,157).

Our expenses during the three months ended October 31, 2017 consisted of audit and accounting fees of $nil (2016 – $2,000), Office and miscellaneous expenses of $6,028 (2016 – $6,267), legal fees of $385 (2016 – $1,268), transfer and filing fees of $10,732 (2016 – $1,290) and interest expense of $nil (2016 – $1,332).

For the six months ended October 31, 2017 we did not earn any revenues. On June 30, 2017 an unrelated third party forgave loans totaling $52,011 in principal and interest and a former CEO and director forgave loans totaling $44,859 in principal and interest. For the six months ended October 31, 2017 we incurred total operating expenses of $30,086 (2016 – $29,476) and earned net income in the amount of $66,784 (2016 – net loss of $32,235).

Our expenses during the six months ended October 31, 2017 consisted of audit and accounting fees of $3,500 (2016 – $8,000), Office and miscellaneous expenses of $12,042 (2016 – $12,371), legal fees of $1,545 (2016 – $3,923), transfer and filing fees of $12,999 (2016 – $5,182) and interest expense of $nil (2016 – $2,759). These were offset by a gain on forgiveness of debt of $96,870 (2016 – $nil).

4

Liquidity and Capital Resources

As of October 31, 2017, we had total current assets of $5,207 (April 30, 2017 – $268), consisting entirely of cash. We had current liabilities of $83,790 (April 30, 2017 – $66,174).  Accordingly, we had a working capital deficit of $78,583 as of October 31, 2017 (April 30, 2017 – $65,906).

To date, we have funded our operations primarily through loans from related parties and from unrelated third parties. As of October 31, 2017, we owed our current CEO $69,473 for advances. Amounts loaned by our former CEO and an unrelated third party totaling $96,870 in principal and interest were forgiven on June 30, 2017.

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

Off Balance Sheet Arrangements

As of October 31, 2017, there were no off balance sheet arrangements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Yang Liu. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2017, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the six months ended October 31, 2017.

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

5

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	Promissory Note in the amount of $23,000 due December 31, 2018 (1)
10.2	Geological Consultant Engagement Letter (1)
10.3	Consulting Geologist Agreement (1)
10.4	Property Option Agreement (1)
10.5	Corporate Administrative Services Agreement with Melville Business Services Inc. (1)
10.6	Promissory Note in the amount of $7,000 due December 31, 2018 (2)
10.7	Promissory Note in the amount of $3,600 due December 31, 2018 (3)
10.8	Promissory Note in the amount of $4,000 due December 31, 2018 (4)
10.9	Promissory Note in the amount of $1,500 due December 31, 2018 (5)
10.10	Promissory Note in the amount of $23,977.50 due on demand (6)
10.11	Promissory Note in the amount of $25,000 due on demand (6)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

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

(11) Incorporated by reference to Form 10-Q filed on August 25, 2017.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nogales Resources Corp.

Date:	December 11, 2017

By:	/s/ Yang Liu Yang Liu
Title:	Chief Executive Officer and Director

7