Form 10-Q
period 2018-01-31
Nogales Resources Corp
filed 2018-03-15
CIK 1606254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2018

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of January 31, 2018 (unaudited) and April 30, 2017;
F-2	Consolidated Statements of Operations for the nine months ended January 31, 2018 and 2017 (unaudited);
F-3	Consolidated Statement of Cash Flows for the nine months ended January 31, 2018 and 2017 (unaudited); and
F-4	Notes to Consolidated Financial Statements (unaudited).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

NOGALES RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	January 31,	April 30,
	2017	2017
	(Unaudited)
ASSETS
Current
Cash	$175	$268
Total assets	$175	$268
LIABILITIES
Current
Accounts payable and accrued liabilities	$15,436	$14,163
Due to related party	91,274	—
Notes payable	—	48,978
Accrued interest on notes payable	—	3,033
Total current liabilities	106,710	66,174

Long term
Due to related party	—	73,702
Accrued interest – related party	—	5,759
Total long term liabilities	—	79,461
Total liabilities	106,710	145,635
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value 90,000,000 shares authorized 2,790,000 shares issued and outstanding as of January 31, 2018 and April 30, 2017.	2,790	2,790
Additional paid in capital	18,135	18,135
Accumulated deficit	(127,460)	(166,292)
Total stockholders’ deficit	(106,535)	(145,367)
Total liabilities and stockholders’ deficit	$175	$268

See accompanying notes that are an integral part of these unaudited consolidated financial statements

F-1

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2018	2017	2018	2017
Operating expenses
Audit and accounting fees	$10,000	$2,000	$13,500	$10,000
Legal fees	10,520	765	12,065	4,688
Office expenses	5,958	6,418	18,000	18,789
Transfer and filing fees	1,474	2,588	14,473	7,770
Loss from operations	(27,952)	(11,711)	(58,038)	(41,247)
Interest expense	—	(1,332)	—	(4,091)
Gain on forgiveness of debt	—	—	96,870	—
Net and comprehensive income (loss) for the period	$(27,952)	$(13,103)	$38,832	$(45,338)
Net income (loss) per common share – basic and diluted	$(0.01)	$(0.00)	$0.01	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	2,790,000	2,790,000	2,790,000	2,790,000

See accompanying notes that are an integral part of these unaudited consolidated financial statements

F-2

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Nine months ended January 31,
	2018	2017

Operating activities
Net and comprehensive income (loss) for the period	$38,832	$(45,338)

Non-cash items:
Accrued interest – related parties	—	1,776
Accrued interest – notes payable	—	2,317
Gain on forgiveness of debt	(96,870)	—

Changes in operating assets and liabilities:
Prepaid expenses	—	5,000
Accounts payable and accrued liabilities	1,273	22,064
Net cash used in operating activities	(56,765)	(14,183)

Financing activities
Due to related party	56,672	—
Net cash provided by financing activities	56,672	—

Change in cash during the period	(93)	(14,183)
Cash, beginning of the period	268	20,403
Cash, end of the period	$175	$6,220

Supplemental information
Interest and taxes paid in cash	$—	$—

See accompanying notes that are an integral part of these unaudited consolidated financial statements.

F-3

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2018

Note 1 Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, USA on April 9, 2014. The Company was formed for the purpose of acquiring and developing mineral properties.

Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended April 30, 2017. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2018, are not necessarily indicative of the results that may be expected for the year ending April 30, 2018. For further information, these unaudited interim consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended April 30, 2017, included in the Company’s report on Form 10-K.

Going Concern

These consolidated financial statements have been prepared assuming the Company will continue as a going concern and will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $127,460 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

Note 2 Related Party Transactions

On June 30, 2017 the Company’s former president forgave loans and interest totalling $44,859.

During the nine months ended January 31, 2018, the Company’s President advanced the Company $56,672, for a total amount advanced of $91,274. The advances are unsecured, bear no interest, and have no terms of repayment.

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

Results of Operations for the three and nine months ended January 31, 2018.

For the three months ended January 31, 2018 we did not earn any revenues. We incurred total operating expenses of $27,952 (2017 – $11,771) and incurred a net loss in the amount of $27,952 (2017 –$13,103).

Our expenses during the three months ended January 31, 2018 consisted of audit and accounting fees of $10,000 (2017 – $2,000), Office and miscellaneous expenses of $5,958 (2017 – $6,418), legal fees of $10,520 (2017 – $765), transfer and filing fees of $1,474 (2017 – $2,588) and interest expense of $nil (2017 – $1,332).

For the nine months ended January 31, 2018 we did not earn any revenues. On June 30, 2017 an unrelated third party forgave loans totaling $52,011 in principal and interest and a former CEO and director forgave loans totaling $44,859 in principal and interest. For the nine months ended January 31, 2018 we incurred total operating expenses of $58,038 (2017 – $41,247) and earned net income in the amount of $38,832 (2017 – net loss of $45,338).

Our expenses during the nine months ended January 31, 2018 consisted of audit and accounting fees of $13,500 (2017 – $10,000), Office and miscellaneous expenses of $18,000 (2017 – $18,789), legal fees of $12,065 (2017 – $4,688), transfer and filing fees of $14,473 (2017 – $7,770) and interest expense of $nil (2017 – $4,091). These were offset by a gain on forgiveness of debt of $96,870 (2017 – $nil).

Liquidity and Capital Resources

As of January 31, 2018, we had total current assets of $175 (April 30, 2017 – $268), consisting entirely of cash. We had current liabilities of $106,710 (April 30, 2017 – $66,174).  Accordingly, we had a working capital deficit of $106,535 as of January 31, 2018 (April 30, 2017 – $65,906).

To date, we have funded our operations primarily through loans from related parties and from unrelated third parties. As of January 31, 2018, we owed our current CEO $91,274 for advances. Amounts loaned by our former CEO and an unrelated third party totaling $96,870 in principal and interest were forgiven on June 30, 2017.

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

Off Balance Sheet Arrangements

As of January 31, 2018, there were no off balance sheet arrangements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Yang Liu. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2018, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the nine months ended January 31, 2018.

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

(12) Incorporated by reference to Form 10-Q filed on December 11, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nogales Resources Corp.

Date:	March 15, 2018

By:	/s/ Yang Liu Yang Liu
Title:	Chief Executive Officer and Director

