Form 10-K
period 2018-04-30
Nogales Resources Corp
filed 2018-07-30
CIK 1606254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended April 30, 2018

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

+86 (021) 2357-0055

(Registrant’s telephone number)

_________________________________________________________________

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

As of July 26, 2018, there were 2,790,000 shares of common stock $0.001 par value, outstanding.

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

In May 2015, the underlying claims lapsed and the Company recorded an impairment of $1,150 during the year ended April 30, 2015, resulting in the property being recorded at $nil at April 30, 2018 and 2017.  Management is currently searching for other opportunities in mineral exploration.

Employees

We have no employees as of the date of this prospectus other than our president and CEO, Yang Liu. We conduct our business largely through agreements with consultants and other independent third party vendors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

On May 8, 2014, we incorporated a wholly-owned subsidiary, NRC Exploration LLC in the State of Nevada for the purpose of conducting mineral exploration. On May 4, 2018 NRC Exploration LLC was dissolved.

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

Fiscal Year Ended April 30, 2018
Quarter Ended	High $	Low $
April 30, 2018	n/a	n/a
January 31, 2018	n/a	n/a
October 31, 2017	n/a	n/a
July 31, 2017	n/a	n/a

Fiscal Year Ended April 30, 2017
Quarter Ended	High $	Low $
April 30, 2017	n/a	n/a
January 31, 2017	n/a	n/a
October 31, 2016	n/a	n/a
July 31, 2016	n/a	n/a

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

Stockholders of Our Common Stock

The Company has approximately 18 stockholders of record of its common stock. As of July XX, 2018, we had 2,790,000 shares of our common stock issued and outstanding.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the fiscal years ended April 30, 2018 and 2017.

For the three months ended April 30, 2018 we did not earn any revenues. We incurred total operating expenses of $14,332 (2017 – $32,653) and incurred a net loss in the amount of $14,332 (2017 –$33,941).

Our expenses during the three months ended April 30, 2018 consisted of audit and accounting fees of $6,000 (2017 – $4,000), Office and miscellaneous expenses of $6,033 (2017 – $6,140), transfer and filing fees of $2,299 (2017 – $3,453) and interest expense of $nil (2017 – $1,288).

For the year ended April 30, 2018 we did not earn any revenues. On June 30, 2017 an unrelated third party forgave loans totaling $52,011 in principal and interest and a former CEO and director forgave loans totaling $44,859 in principal and interest. For the year ended April 30, 2018 we incurred total operating expenses of $72,370 (2017 – $73,900) and earned net income in the amount of $24,500 (2017 – net loss of $79,279).

Our expenses during the year ended April 30, 2018 consisted of audit and accounting fees of $19,500 (2017 – $14,000), Office and miscellaneous expenses of $24,033 (2017 – $24,929), legal fees of $12,065 (2017 – $5,248), transfer and filing fees of $16,772 (2017 – $11,223) and interest expense of $nil (2017 – $5,379). These were offset by a gain on forgiveness of debt of $96,870 (2017 – $nil).

Our operating losses are attributable to operating expenses together with a lack of any revenues. The net income for the year is attributable to the forgiveness of debt from a former CEO & director and an unrelated third party.

Liquidity and Capital Resources

As of April 30, 2018, we had total current assets of $143 (April 30, 2017 – $268), consisting entirely of cash. We had current liabilities of $121,010 (April 30, 2017 – $66,174).  Accordingly, we had a working capital deficit of $120,867 as of April 30, 2018 (April 30, 2017 – $139,608).

To date, we have funded our operations primarily through loans from related parties and from unrelated third parties. As of April 30, 2018, we owed our current CEO $105,190 for advances. Amounts loaned by our former CEO and an unrelated third party totaling $96,870 in principal and interest were forgiven on June 30, 2017.

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

Off Balance Sheet Arrangements

As of April 30, 2018, there were no off balance sheet arrangements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Audited Financial Statements:
F-1	Reports of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets as of April 30, 2018 and 2017
F-4	Consolidated Statements of Operations for years ended April 30, 2018 and 2017
F-5	Consolidated Statement of Stockholders’ (Deficit) Equity for years ended April 30, 2018 and 2017
F-6	Consolidated Statements of Cash Flows for the years ended April 30, 2018 and 2017
F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Nogales Resources Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nogales Resources Crop. (the "Company") as of April 30, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, expects to incur further losses from operations, and requires additional funds to meet its obligations and repay its liabilities arising from normal business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2017

Vancouver, Canada

July 26, 2018

NOGALES RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	April 30, 2018	April 30, 2017
ASSETS
Current
Cash	$143	$268
Total assets	$143	$268
LIABILITIES
Current
Accounts payable and accrued liabilities	$15,820	$14,163
Notes payable	—	48,978
Accrued interest on notes payable	—	3,033
Due to related party	105,190	—
Total current liabilities	121,010	66,174
Long term
Due to related party	—	73,702
Accrued interest – related party	—	5,759
Total long term liabilities	—	79,461
Total liabilities	121,010	145,635
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value 90,000,000 shares authorized 2,790,000 shares issued and outstanding	2,790	2,790
Additional paid in capital	18,135	18,135
Accumulated deficit	(141,792)	(166,292)
Total stockholders’ deficit	(120,867)	(145,367)
Total liabilities and stockholders’ deficit	$143	$268

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Year Ended April 30,
	2018	2017
Operating expenses
Audit and accounting fees	$19,500	$14,000
Consulting fees	—	12,000
Legal fees	12,065	5,248
Management fees	—	6,500
Office expenses	24,033	24,929
Transfer and filing fees	16,772	11,223

Loss from operations	(72,370)	(73,900)

Interest expense	—	(5,379)
Gain on forgiveness of loans	96,870	—

Net and Comprehensive Income (Loss)	$24,500	$(79,279)

Net income (loss) per common share – basic and diluted	$0.01	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	2,790,000	2,790,000

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the years ended April 30, 2018 and 2017

	Preferred Shares		Common Shares		Additional Paid In	Accumulated
	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance, April 30, 2016	—	—	2,790,000	2,790	$18,135	(87,013)	(66,088)

Net loss	—	—	—	—	—	(79,279)	(79,279)

Balance, April 30, 2017	—	—	2,790,000	2,790	18,135	(166,292)	(145,367)

Net income	—	—	—	—	—	24,500	24,500

Balance, April 30, 2018	—	$—	2,790,000	$2,790	$18,135	$(141,792)	$(120,867)

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year Ended April 30,
	2018	2017
Operating activities
Net income (loss)	$24,500	$(79,279)
Non-cash items:
Accrued interest – related party	—	2,346
Accrued interest – notes payable	—	3,033
Gain on forgiveness of debt	(96,870)	-—
Changes in operating assets and liabilities:
Prepaid expenses	—	5,000
Accounts payable and accrued liabilities	(1,657)	14,163
Net cash used in operating activities	(70,713)	(54,737)
Financing activities
Proceeds from short term loan payable	—	—
Proceeds from related party notes payable	70,588	34,602
Net cash provided by financing activities	70,588	34,602
Change in cash during the period	(125)	(20,135)
Cash, beginning of the period	268	20,403
Cash, end of the period	$143	$268
Supplemental information
Interest and taxes paid in cash	$—	$—

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2018 and 2017

Note 1 Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, USA on April 9, 2014. The Company was formed for the purpose of acquiring and developing mineral properties.

Basis of presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $141,792 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and NRC Exploration LLC., a wholly owned subsidiary incorporated in Nevada, USA on May 8, 2014. All inter-company transactions and balances have been eliminated. Subsequent to the year end, on May 15, 2018, NRC Exploration LLC was dissolved.

Cash

Cash consists of all highly liquid investments that are readily convertible to cash within 90 days when purchased.

Related party

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

  Note 2 Summary of Significant Accounting Policies – (cont’d)

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

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

Note 2 Summary of Significant Accounting Policies – (cont’d)

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

Note 4 Related Party Transactions

On June 30, 2017 the Company’s former president forgave loans and interest totaling $44,859.

During the year ended April 30, 2018 the Company’s president advanced the Company $70,588 (2017 - $34,602), for a total amount advanced of $91,274. The advances are unsecured, bear no interest and have no terms of repayment.

Note 5 Capital Stock

The authorized common stock of the Company consists of 90,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

Note 6 Notes Payable

On April 6, 2016, an amount totaling $23,978 and on April 30, 2016, an amount totaling $25,000 were loaned to the Company. These loans had an interest rate of 6 % per annum.

On June 30, 2017 these loans, totaling $52,011, in principal and interest were forgiven.

Note 7 Income Taxes

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Year Ended	Year Ended
	April 30, 2018	April 30, 2017
Basic statutory and state income tax rate	35%	35%
Income (loss) before income taxes	$24,500	$(79,279)
Expected approximate tax recovery on net loss, before income tax	5,145	(27,748)
Change in tax rate	23,282	27,748
Changes in valuation allowance	(28,427)
Deferred income tax recovery	$—	$—

 Note 8 Income Taxes (cont’d)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended	Year Ended
	April 30, 2018	April 30, 2017
Deferred income tax assets
Non-capital losses carried forward	$29,776	$58,203
Less: valuation allowance	(29,776)	(58,203)
Deferred income tax assets	$—	$—

At April 30, 2018, the Company has incurred accumulated net operating losses in the United States of America totaling approximately $141,792 which are available to reduce taxable income in future taxation years. These losses may be carried forward indefinitely.

F-9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

Item 9A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, April 30, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of April 30, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are typical of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending April 30, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officer and director and her age as of the date of this 10-K is as follows:

Name	Age	Position(s) and Office(s) Held
Yang Liu	35	President, Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Yang Liu, Ms. Liu, age 35, has served as our sole executive officer and sole director since April 28, 2017. Mr. Liu has served as director, board chairwoman and legal representative for Qingdao Weichuang Private Capital Management Co. since November 2015. Weichuang Private Capital Management Co., registered capital of ¥100 million yuan, operates equity investment, debt investment, capital investment consulting, short-term financial investment and entrusted asset management business. Ms Liu was responsible for decision-making and co-ordinating financial and budget activities for maximum operational efficiency. From August 2008 to November 2015, Ms. Liu served as General Manager of Qingdao Harbor Impression Hotel Management Co. Ltd. Qingdao Harbor Impression Hotel Management Co. Ltd. has more than 100 hotels nationwide. Ms Liu was in charge of Planning, directing and co-ordinating the operations of business. She also worked at Yantai Huiyun Investment Co., Ltd. in the Investment Department as Customer Service Manager from November 2005 to July 2008. Yantai Huiyun Investment Co., Ltd. is a privately owned and operated company that makes long-term investments in China. And Ms Liu was responsible for information management, planning and organizing. Ms. Liu has over ten years work experience in investment and hotel management. She obtained her Bachelor’s Degree with a major in international trade from Yantai University in 2005.  Ms. Liu does not have any prior experience as a chief executive or as the head of a public company.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yang Liu, President, CEO, CFO, and director	2017 2018	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Philip Kwan, Former President, CEO, CFO, and director	2017	0	0	0	0	0	0	6,500	0
Lei Yang, Former President, CEO, CFO, and director	2017	0	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 26, 2018, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 2,790,000 shares of common stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Yang Liu: President, Chief Executive Officer, Chief Financial Officer and Director 15 Hai’er Road, Laoshan District Qingdao City, Shandong, China	1,600,000	57.35%
Common	Total all executive officers and directors	1,600,000	57.35%

Common	Other 5% Shareholders
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

	2018	2017
Audit and review fees	$12,000	$19,500
Audit related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
Total	$12,000	$19,500

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

Nogales Resources Corp.

Date:	July 30, 2018

By:	/s/ Yang Liu Yang Liu
Title:	Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Nogales Resources Corp.

Date:	July 30, 2018

By:	/s/ Yang Liu Yang Liu
Title:	Chief Executive Officer, Chief Financial Officer and Director

