Form 10-Q
period 2018-10-31
Nogales Resources Corp
filed 2018-12-10
CIK 1606254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,790,000 common shares as of December 10, 2018.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of October 31, 2018 (unaudited) and April 30, 2018;
F-2	Consolidated Statements of Operations for the three and six months ended October 31, 2018 and 2017 (unaudited);
F-3	Consolidated Statement of Cash Flows for the three and six months ended October 31, 2018 and 2017 (unaudited); and
F-4	Notes to Consolidated Financial Statements (unaudited).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

NOGALES RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	October 31,	April 30,
	2018	2018
	(Unaudited)
ASSETS
Current
Cash	$5,125	$143
Total assets	$5,125	$143

LIABILITIES
Current
Accounts payable and accrued liabilities	$13,945	$15,820
Due to related party (Note 2)	132,840	105,190
Total current liabilities	146,785	121,010

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value 10,000,000 shares authorized, none issued and outstanding	$—	—
Common stock, $0.001 par value 90,000,000 shares authorized 2,790,000 shares issued and outstanding as of October 31, 2018 and April 30, 2018.	2,790	2,790
Additional paid in capital	18,135	18,135
Accumulated deficit	(162,585)	(141,792)
Total stockholders’ deficit	(141,660)	(120,867)
Total liabilities and stockholders’ deficit	$5,125	$143

See accompanying notes that are an integral part of these unaudited consolidated financial statements

F-1

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three months ended October 31,		Six months ended October 31,
	2018	2017	2018	2017
Operating expenses
Audit and accounting fees	$3,000	$—	$6,400	$3,500
Legal fees	—	385	665	1,545
Office expenses	6,121	6,028	12,168	12,042
Transfer and filing fees	732	10,732	1,560	12,999

Loss from operations	(9,853)	(17,145)	(20,793)	(30,086)

Gain on forgiveness of debt	—	—	—	96,870

Net and comprehensive income (loss) for the period	$(9,853)	$(17,145)	$(20,793)	$66,784

Net income per common share – basic and diluted	$(0.00)	$(0.01)	$0.01	$0.02

Weighted average number of common shares outstanding – basic and diluted	2,790,000	2,790,000	2,790,000	2,790,000

See accompanying notes that are an integral part of these unaudited consolidated financial statements

F-2

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Six months ended October 31,
	2018	2017
Operating activities
Net income (loss) for the period	$(20,793)	$66,784

Non-cash items:
Gain on forgiveness of debt	—	(96,870)

Changes in operating assets and liabilities:
Prepaid expenses	—	(5,000)
Accounts payable and accrued liabilities	(1,875)	154
Net cash used in operating activities	(22,668)	(34,932)

Financing activities
Due to related party	27,650	34,871
Net cash provided by financing activities	27,650	34,871

Change in cash during the period	4,982	(61)
Cash, beginning of the period	143	268
Cash, end of the period	5,125	207

Supplemental information
Interest and taxes paid in cash	$—	$—

See accompanying notes that are an integral part of these unaudited consolidated financial statements

F-3

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2018

(Unaudited)

Note 1 Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, USA on April 9, 2014. The Company was formed for the purpose of acquiring and developing mineral properties.

Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended April 30, 2018. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2018, are not necessarily indicative of the results that may be expected for the year ending April 30, 2019. For further information, these unaudited interim consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended April 30, 2018, included in the Company’s report on Form 10-K.

Going Concern

These consolidated financial statements have been prepared assuming the Company will continue as a going concern and will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $162,585 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

Note 2 Related Party Transactions

During the six months ended October 31, 2018, the Company’s President advanced the Company $27,650, for a total amount advanced of $132,840. The advances are unsecured, bear no interest, and have no terms of repayment.

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

Results of Operations for the three and six months ended October 31, 2018.

For the three months ended October 31, 2018 we did not earn any revenues. For the three months ended October 31, 2018 we incurred total operating expenses of $9,853 (2017 – $12,941).

For the six months ended October 31, 2018 we did not earn any revenues. For the six months ended October 31, 2018 we incurred total operating expenses of $20,793 (2017 – $30,086).

In the three months ended October 31, 2018 our net loss was $9,853. (2017 $17,145).

In the six months ended October 31, 2018 our net loss was $17,145. (2017 net income $66,784). The 2017 net income was a result of on June 30, 2017 an unrelated third party forgave loans totaling $52,011 in principal and interest and a former CEO and director forgave loans totaling $44,859 in principal and interest.

Our expenses during the three months ended October 31, 2018 consisted of audit and accounting fees of $3,000 (2017 – $nil), Office and miscellaneous expenses of $6,121 (2017 – $6,028), legal fees of $nil (2017 – $385) and transfer and filing fees of $732 (2017 – $10,732). The change in transfer and filing fees was due to a $10,000 charge for investigating DTC eligibility for our stock.

Our expenses during the six months ended October 31, 2018 consisted of audit and accounting fees of $6,400 (2017 – $3,500), Office and miscellaneous expenses of $12,168 (2017 – $12,042), legal fees of $1,560 (2017 – $1,545), transfer and filing fees of $1,560 (2017 – $12,999) and a gain on forgiveness of debt of $nil (2017 – $96,870). The change in transfer and filing fees was due to a $10,000 charge for investigating DTC eligibility for our stock.

Liquidity and Capital Resources

As of October 31, 2018, we had total current assets of $5,125 (April 30, 2018 – $143), consisting entirely of cash. We had current liabilities of $146,785 (April 30, 2018 – $121,010).  Accordingly, we had a working capital deficit of $141,660 as of October 31, 2018 (April 30, 2018 – $120,867).

To date, we have funded our operations primarily through loans from related parties and from unrelated third parties. As of October 31, 2018, we owed our current CEO $132,840 for advances. Amounts loaned by our former CEO and an unrelated third party totaling $96,870 in principal and interest were forgiven on June 30, 2017.

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

Off Balance Sheet Arrangements

As of October 31, 2018, there were no off balance sheet arrangements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Yang Liu. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2018, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the three and six months ended October 31, 2018.

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

Nogales Resources Corp.

Date:	December 10, 2018

By:	/s/ Yang Liu Yang Liu
Title:	Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal accounting officer)

