Form 10-K
period 2019-04-30
Nogales Resources Corp
filed 2019-07-10
CIK 1606254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended April 30, 2019

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

+86 (021) 2357-0055

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

N/A
(Title of class)
N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes   [X] No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [X] Yes   [ ] No

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  [ ] Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company [ ] Emerging growth company

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

As of July 10, 2019, there were 2,790,000 shares of common stock $0.001 par value, outstanding.

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

Company Overview

We are an exploration stage mineral exploration company incorporated in Nevada on April 9, 2014.  On May 20, 2014, our consulting geologist introduced us to a mineral property known as the “Donald Mineral Claim” and we acquired an option on that property. In May 2015, the underlying claims lapsed and we recorded an impairment of $1,150 during the year ended April 30, 2015, resulting in the property being recorded at $nil at April 30, 2019 and 2018.  Management is currently searching for other opportunities in mineral exploration.

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

Fiscal Year Ended April 30, 2019
Quarter Ended	High $	Low $
April 30, 2019	n/a	n/a
January 31, 2019	n/a	n/a
October 31, 2018	n/a	n/a
July 31, 2018	n/a	n/a

Fiscal Year Ended April 30, 2018
Quarter Ended	High $	Low $
April 30, 2018	n/a	n/a
January 31, 2018	n/a	n/a
October 31, 2017	n/a	n/a
July 31, 2017	n/a	n/a

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

Stockholders of Our Common Stock

The Company has approximately 18 stockholders of record of its common stock. As of June 27, 2019, we had 2,790,000 shares of our common stock issued and outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the last two fiscal years, we have not sold any securities.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the fiscal years ended April 30, 2019 and 2018.

For the three months ended April 30, 2019 we did not earn any revenues. We incurred total operating expenses of $14,366 (2018 – $14,332) and incurred a net loss in the amount of $14,366 (2018 –$14,332).

Our expenses during the three months ended April 30, 2019 consisted of audit and accounting fees of $6,000 (2018 – $6,000), Office and miscellaneous expenses of $6,042 (2018 – $6,033) and transfer and filing fees of $2,324 (2018 – $2,299).

For the year ended April 30, 2019 we did not earn any revenues. On June 30, 2017 an unrelated third party forgave loans totaling $52,011 in principal and interest and a former CEO and director forgave loans totaling $44,859 in principal and interest. For the year ended April 30, 2019 we incurred total operating expenses of $44,924 (2018 – $72,370) and incurred a net loss of $44,924 (2018 – net income of $24,500).

Our expenses during the year ended April 30, 2019 consisted of audit and accounting fees of $15,400 (2018 – $19,500), office and miscellaneous expenses of $24,251 (2018 – $24,033), legal fees of $665 (2018 – $12,065), and transfer and filing fees of $4,608 (2018 – $16,772). These were offset by a gain on forgiveness of debt of $nil (2018 – $96,870). Legal fees and transfer and filing fees were higher in 2018 than in 2019 due to inquiries and applications for DTC eligibility.

Our operating losses are attributable to operating expenses together with a lack of any revenues. Net income for the year ended April 2018 is attributable to the forgiveness of debt from a former CEO & director and an unrelated third party.

Liquidity and Capital Resources

As of April 30, 2019, we had total current assets of $139 (April 30, 2018 – $143), consisting entirely of cash. We had current liabilities of $165,930 (April 30, 2018 – $121,010).  Accordingly, we had a working capital deficit of $165,791 as of April 30, 2019 (April 30, 2018 – $120,867).

To date, we have funded our operations primarily through loans from related parties and from unrelated third parties. As of April 30, 2019, we owed our current CEO $143,606 for advances. Amounts loaned by our former CEO and an unrelated third party totaling $96,870 in principal and interest were forgiven on June 30, 2017.

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

Off Balance Sheet Arrangements

As of April 30, 2019, there were no off balance sheet arrangements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Audited Financial Statements:
F-1	Reports of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets as of April 30, 2019 and 2018
F-4	Consolidated Statements of Operations for years ended April 30, 2019 and 2018
F-5	Consolidated Statement of Stockholders’ (Deficit) Equity for years ended April 30, 2019 and 2018
F-6	Consolidated Statements of Cash Flows for the years ended April 30, 2019 and 2018
F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Nogales Resources Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nogales Resources Corp. (the "Company") as of April 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2017

Vancouver, Canada

July 9, 2019

F-1

NOGALES RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	April 30, 2019	April 30, 2018
ASSETS
Current
Cash	$139	$143
Total assets	$139	$143
LIABILITIES
Current
Accounts payable and accrued liabilities	$22,324	$15,820
Due to related party	143,606	105,190
Total current liabilities	165,930	121,010

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value 10,000,000 shares authorized, none issued and outstanding		—
Common stock, $0.001 par value 90,000,000 shares authorized 2,790,000 shares issued and outstanding	2,790	2,790
Additional paid in capital	18,135	18,135
Accumulated deficit	(186,716)	(141,792)
Total stockholders’ deficit	(165,791)	(120,867)
Total liabilities and stockholders’ deficit	$139	$143

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

F-2

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Year Ended April 30,
	2019	2018
Operating expenses
Audit and accounting fees	$15,400	$19,500
Legal fees	665	12,065
Office expenses	24,251	24,033
Transfer and filing fees	4,608	16,772

Loss from operations	(44,924)	(72,370)

Gain on forgiveness of loans	—	96,870

Net and Comprehensive Income (Loss)	$(44,924)	$24,500

Net income (loss) per common share – basic and diluted	$(0.02)	$0.01

Weighted average number of common shares outstanding – basic and diluted	2,790,000	2,790,000

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

F-3

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the years ended April 30, 2019 and 2018

	Preferred Shares		Common Shares		Additional Paid In	Accumulated
	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance, April 30, 2017	—	—	2,790,000	2,790	18,135	(166,292)	(145,367)

Net income	—	—	—	—	—	24,500	24,500

Balance, April 30, 2018	—	—	2,790,000	2,790	18,135	(141,792)	(120,867)

Net loss	—	—	—	—	—	(44,924)	(44,924)

Balance, April 30, 2018	—	$—	2,790,000	$2,790	$18,135	$(186,716)	$(165,791)

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

F-4

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year Ended April 30,
	2019	2018
Operating activities
Net income (loss)	$(44,924)	$24,500
Non-cash items:
Gain on forgiveness of debt	—	(96,870)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,504	1,657
Net cash used in operating activities	(38,420)	(70,713)
Financing activities
Proceeds from related party notes payable	38,416	70,588
Net cash provided by financing activities	38,416	70,588
Change in cash during the year	(4)	(125)
Cash, beginning of the year	143	268
Cash, end of the year	$139	$143
Supplemental information
Interest and taxes paid in cash	$—	$—

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

F-5

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

Note 1 Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, USA on April 9, 2014. The Company was formed for the purpose of acquiring and developing mineral properties.

Basis of presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $186,716 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

F-6

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

F-7

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

During the year ended April 30, 2019 the Company’s president advanced the Company $38,416 (2018 - $70,588), for a total amount advanced of $143,606. The advances are unsecured, bear no interest and have no terms of repayment.

Note 5 Capital Stock

The authorized common stock of the Company consists of 90,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

Note 6 Gain on Forgiveness of Debt

On June 30, 2017 loans from unrelated parties, totaling $52,011, in principal and interest were forgiven.

On June 30, 2017 the Company’s former president forgave loans and interest totaling $44,859.

Note 7 Income Taxes

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Year Ended April 30, 2019	Year Ended April 30, 2018
Basic statutory and state income tax rate	35%	35%
Income (loss) before income taxes	$(44,924)	$24,500
Expected approximate tax recovery on net loss, before income tax Change in tax rate Changes in valuation allowance	(9,000) — 9,000	5,000 23,000 (28,000)
Deferred income tax recovery	$—	$—

F-8

Note 7 Income Taxes (cont’d)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended	Year Ended
	April 30, 2019	April 30, 2018
Deferred income tax assets
Non-capital losses carried forward	$39,000	$30,000
Less: valuation allowance	(39,000)	(30,000)

Deferred income tax assets	$—	$—

At April 30, 2019, the Company has incurred accumulated net operating losses in the United States of America totaling approximately $186,716 which are available to reduce taxable income in future taxation years. These losses may be carried forward indefinitely.

F-9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

Item 9A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, April 30, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2019 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of April 30, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are typical of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending April 30, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officer and director and her age as of the date of this 10-K is as follows:

Name	Age	Position(s) and Office(s) Held
Yang Liu	36	President, Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Yang Liu, Ms. Liu, age 36, has served as our sole executive officer and sole director since April 28, 2017. Ms. Liu has served as director, board chairwoman and legal representative for Qingdao Weichuang Private Capital Management Co. since November 2015. Weichuang Private Capital Management Co., registered capital of ¥100 million yuan, operates equity investment, debt investment, capital investment consulting, short-term financial investment and entrusted asset management business. Ms Liu was responsible for decision-making and co-ordinating financial and budget activities for maximum operational efficiency. From August 2008 to November 2015, Ms. Liu served as General Manager of Qingdao Harbor Impression Hotel Management Co. Ltd. Qingdao Harbor Impression Hotel Management Co. Ltd. has more than 100 hotels nationwide. Ms Liu was in charge of Planning, directing and co-ordinating the operations of business. She also worked at Yantai Huiyun Investment Co., Ltd. in the Investment Department as Customer Service Manager from November 2005 to July 2008. Yantai Huiyun Investment Co., Ltd. is a privately owned and operated company that makes long-term investments in China. And Ms Liu was responsible for information management, planning and organizing. Ms. Liu has over ten years work experience in investment and hotel management. She obtained her Bachelor’s Degree with a major in international trade from Yantai University in 2005.  Ms. Liu does not have any prior experience as a chief executive or as the head of a public company.

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

Delinquent Section 16(a) Reports

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

Summary Compensation Table

During our last two fiscal years, we have not paid or awarded any compensation to Ms. Yang Liu, our sole executive officer.

Narrative Disclosure to the Summary Compensation Table

Our named executive officer does not currently receive any compensation from the Company for her service as an officer of the Company.

Outstanding Equity Awards At Fiscal Year-end Table

As at the end of our financial year ended April 30, 2019, we did not have any outstanding option, equity incentive plan or stock awards.

Compensation of Directors Table

During our last completed fiscal year, no compensation was paid to our sole director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 10, 2019, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 2,790,000 shares of common stock issued and outstanding.

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

As of the year ended April 30, 2018, we were indebted to our former President, CEO, CFO and sole director, Misael Aguirre, in the aggregate principal amount of $39,100. On June 30, 2017 Mr. Aguirre forgave these loans and the accrued interest.

Item 14. Principal Accounting Fees and Services

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	2018	2017
Audit and review fees	$15,400	$12,000
Audit related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
Total	$15,400	$12,000

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Annual Report on Form 10-K for the year ended April 30, 2019 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to Registration Statement on Form S-1 filed on September 29, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nogales Resources Corp.
Date:	July 10, 2019

By:	/s/ Yang Liu Yang Liu
Title:	Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Nogales Resources Corp.

Date:	July 10, 2019

By:	/s/ Yang Liu Yang Liu
Title:	Chief Executive Officer, Chief Financial Officer and Director

