Form 10-K/A
period 2019-04-30
Nogales Resources Corp
filed 2019-07-16
CIK 1606254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to include the following items of our Annual Report on Form 10-K for the year ended April 30, 2019 as originally filed with the Securities and Exchange Commission on July 10, 2019 (the “Original Form 10-K”): (i) Item 8 of Part II “Financial Statements and Supplementary Data,” to include the electronic signature of the auditor that was erroneously left off of the Original Form 10-K; and (ii) Item 6 of Part II, “Exhibits” to include new certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 32.1. No other sections of the original Form 10-K were affected, but for the convenience of the reader, this report on Form 10-K/A restates the Original Form 10-K in its entirety. This report on Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the amendments described above.

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

Nogales Resources Corp.
Date:	July 15, 2019

By:	/s/ Yang Liu Yang Liu
Title:	Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Nogales Resources Corp.

Date:	July 15, 2019

By:	/s/ Yang Liu Yang Liu
Title:	Chief Executive Officer, Chief Financial Officer and Director

