Form 10-Q
period 2019-07-31
Nogales Resources Corp
filed 2019-09-09
CIK 1606254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,790,000 common shares as of September 3, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of July 31, 2019 (unaudited) and April 30, 2019;
F-2	Consolidated Statements of Operations for the three months ended July 31, 2019 and 2018 (unaudited);
F-3	Consolidated Statement of Cash Flows for the three months ended July 31, 2019 and 2018 (unaudited); and
F-4	Notes to Consolidated Financial Statements (unaudited).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2019 are not necessarily indicative of the results that can be expected for the full year.

NOGALES RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	July 31,	April 30,
	2019	2019
	(Unaudited)
ASSETS
Current
Cash	$509	$139
Total assets	$509	$139
LIABILITIES
Current
Accounts payable and accrued liabilities	$20,826	$22,324
Due to related party	157,361	143,606
Total current liabilities	178,187	165,930
STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value 10,000,000 shares authorized, none issued and outstanding	$—	—
Common stock, $0.001 par value 90,000,000 shares authorized 2,790,000 shares issued and outstanding as of July 31, 2019 and April 30, 2019.	2,790	2,790
Additional paid in capital	18,135	18,135
Accumulated deficit	(198,603)	(186,716)
Total stockholders’ deficit	(177,678)	(165,791)
Total liabilities and stockholders’ deficit	$509	$139

See accompanying notes that are an integral part of these unaudited consolidated financial statements.

F-1

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three months ended July 31,
	2019	2018
Operating expenses
Audit and accounting fees	$3,000	$ 3,400 10,000
Legal fees	899	665
Office expenses	6,068	6,047
Transfer and filing fees	1,920	828
Loss from operations	(11,887)	(10,940)

Net and comprehensive loss for the period	$(11,887)	$(10,940)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	2,790,000	2,790,000

See accompanying notes that are an integral part of these unaudited consolidated financial statements.

F-2

NOGALES RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three months ended July 31,
	2019	2018

Operating activities
Net loss for the period	$(11,887)	$(10,940)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,498)	6,228
Net cash used in operating activities	(13,385)	(4,712)

Financing activities
Due to related party	13,755	5,698
Net cash provided by financing activities	13,755	5,698

Change in cash during the period	370	986
Cash, beginning of the period	139	143
Cash, end of the period	$509	$1,129

See accompanying notes that are an integral part of these unaudited consolidated financial statements.

F-3

NOGALES RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Unaudited)

Note 1 Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, USA on April 9, 2014. The Company was formed for the purpose of acquiring and developing mineral properties.

Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended April 30, 2019. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2019, are not necessarily indicative of the results that may be expected for the year ending April 30, 2020. For further information, these unaudited interim consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended April 30, 2019, included in the Company’s report on Form 10-K.

Going Concern

These consolidated financial statements have been prepared assuming the Company will continue as a going concern and will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $198,603 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

Note 2 Related Party Transactions

During the three months ended July 31, 2019, the Company’s President advanced the Company $13,755, for a total amount advanced of $157,361. The advances are unsecured, bear no interest, and have no terms of repayment.

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

Results of Operations for the three months ended July 31, 2019.

For the three months ended July 31, 2019 we did not earn any revenues. For the three months ended July 31, 2019 we incurred total operating expenses of $11,887 (2018 – $10,940). The increase in expenses was primarily due to an increase in legal fees and transfer and filing fees.

In the three months ended July 31, 2019 our net loss was $11,887 (2018 – $10,940).

Our expenses during the three months ended July 31, 2019 consisted of audit and accounting fees of $3,000 (2018 – $3,400), Office and miscellaneous expenses of $6,068 (2018 – $6,047), legal fees of $899 (2018 – $665) and transfer and filing fees of $1,920 (2018 – $828).

Liquidity and Capital Resources

As of July 31, 2019, we had total current assets of $509 (April 30, 2019 – $139), consisting entirely of cash. We had current liabilities of $178,187 (April 30, 2019 – $165,930).  Accordingly, we had a working capital deficit of $177,678 as of July 31, 2019 (April 30, 2019 – $165,791).

To date, we have funded our operations primarily through loans from related parties and from unrelated third parties. As of July 31, 2019, we owed our current CEO $157,361 for advances.

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

Off Balance Sheet Arrangements

As of July 31, 2019, there were no off balance sheet arrangements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Yang Liu. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2019, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the three months ended July 31, 2019.

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

Nogales Resources Corp.

Date:	September 9, 2019

By:	/s/ Yang Liu Yang Liu
Title:	Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal accounting officer)

