Form 10-K
period 2020-04-30
Nogales Resources Corp
filed 2020-06-26
CIK 1606254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended April 30, 2020

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).  Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company [ ] Emerging growth company

I If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [  ] No

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

As of June 26, 2020, there were 2,790,000 shares of common stock $0.001 par value, outstanding.

PART I

Item 1. Business.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects on a basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

As used in this Annual Report, the terms “we”, “us”, “our”, “Nogales” and the “Company” means Nogales Resources Corp. unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

Company Overview

We are an exploration stage mineral exploration company incorporated in Nevada on April 9, 2014.   On May 20, 2014, our consulting geologist introduced us to a mineral property known as the “Donald Mineral Claim” and we acquired an option on that property.

In May 2015, the underlying claims lapsed and we recorded an impairment of $1,150 during the year ended April 30, 2015, resulting in the property being recorded at $nil at April 30, 2020 and 2019.  Management is currently searching for other opportunities in mineral exploration.

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

Fiscal Year Ended April 30, 2020
Quarter Ended	High $	Low $
April 30, 2020	n/a	n/a
January 31, 2020	n/a	n/a
October 31, 2019	n/a	n/a
July 31, 2019	n/a	n/a

Fiscal Year Ended April 30, 2019
Quarter Ended	High $	Low $
April 30, 2019	n/a	n/a
January 31, 2019	n/a	n/a
October 31, 2018	n/a	n/a
July 31, 2018	n/a	n/a

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

Stockholders of Our Common Stock

The Company has approximately 18 stockholders of record of its common stock. As of June 26, 2020, we had 2,790,000 shares of our common stock issued and outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the development of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the last two fiscal years, we have not sold any equity securities.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the fiscal years ended April 30, 2020 and 2019.

For the three months ended April 30, 2020 we did not earn any revenues. We incurred total operating expenses of $13,625 (2019 – $14,366) and incurred a net loss in the amount of $13,625 (2019 –$14,366).

Our expenses during the three months ended April 30, 2020 consisted of audit and accounting fees of $6,000 (2019 – $6,000), Office and miscellaneous expenses of $6,038 (2019 – $6,042) and transfer and filing fees of $1,587 (2019 – $2,324).

For the year ended April 30, 2020 we did not earn any revenues. For the year ended April 30, 2020 we incurred total operating expenses of $46,683 (2019 – $44,924) and incurred a net loss of $46,683 (2019 – 44,924).

Our expenses during the year ended April 30, 2020 consisted of audit and accounting fees of $16,500 (2019 – $15,400), Office and miscellaneous expenses of $24,182 (2019 – $24,251), legal fees of $1,046 (2019 – $665), and transfer and filing fees of $4,955 (2019 – $4,608).

Our operating losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of April 30, 2020, we had total current assets of $436 (April 30, 2019 – $139), consisting entirely of cash. We had current liabilities of $212,910 (April 30, 2019 – $165,930).  Accordingly, we had a working capital deficit of $212,474 as of April 30, 2020 (April 30, 2019 – $165,791).

To date, we have funded our operations primarily through loans from related parties and from unrelated third parties. As of April 30, 2020, we owed our current CEO $200,909 for advances.

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

Off Balance Sheet Arrangements

As of April 30, 2020, there were no off balance sheet arrangements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-3	Balance Sheets as of April 30, 2020 and 2019
F-4	Statements of Operations for years ended April 30, 2020 and 2019
F-5	Statement of Stockholders’ (Deficit) Equity for years ended April 30, 2020 and 2019
F-6	Statements of Cash Flows for the years ended April 30, 2020 and 2019
F-7	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Nogales Resources Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nogales Resources Corp. (the "Company") as of April 30, 2020 and 2019, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ Dale Matheson Carr-Hilton Labonte LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2017

Vancouver, Canada

June 26, 2020

NOGALES RESOURCES CORP.

BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	April 30, 2020	April 30, 2019
ASSETS
Current
Cash	$436	$139
Total assets	$436	$139
LIABILITIES
Current
Accounts payable and accrued liabilities	$12,001	$22,324
Due to related party	200,909	143,606
Total current liabilities	212,910	165,930

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value 90,000,000 shares authorized 2,790,000 shares issued and outstanding	2,790	2,790
Additional paid in capital	18,135	18,135
Accumulated deficit	(233,399)	(186,716)
Total stockholders’ deficit	(212,474)	(165,791)
Total liabilities and stockholders’ deficit	$436	$139

 SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Year Ended April 30,
	2020	2019
Operating expenses
Audit and accounting fees	$16,500	$15,400
Legal fees	1,046	665
Office expenses	24,182	24,251
Transfer and filing fees	4,955	4,608

Loss from operations	(46,683)	(44,924)

Net and Comprehensive Income (Loss)	$(46,683)	$(44,924)

Net income (loss) per common share – basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	2,790,000	2,790,000

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the years ended April 30, 2020 and 2019

	Preferred Shares		Common Shares		Additional Paid In	Accumulated
	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance, April 30, 2018	—	$—	2,790,000	$2,790	$18,135	$(141,792)	$(120,867)
Net loss	—	—	—	—	—	(44,924)	(44,924)
Balance, April 30, 2019	—	—	2,790,000	2,790	18,135	(186,716)	(165,791)
Net loss	—	—	—	—	—	(46,683)	(46,683)
Balance, April 30, 2020	—	$—	2,790,000	$2,790	$18,135	$(233,399)	$(212,474)

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year Ended April 30,
	2020	2019
Operating activities
Net income (loss)	$(46,683)	$(44,924)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(10,323)	6,504
Net cash used in operating activities	(57,006)	(38,420)
Financing activities
Proceeds from related party notes payable	57,303	38,416
Net cash provided by financing activities	57,303	38,416
Change in cash during the year	297	(4)
Cash, beginning of the year	139	143
Cash, end of the year	$436	$139
Supplemental information
Interest and taxes paid in cash	$—	$—

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

NOGALES RESOURCES CORP.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2020 and 2019

Note 1 Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, USA on April 9, 2014. The Company was formed for the purpose of acquiring and developing mineral properties.

Basis of presentation

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $233,399 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Uncertainty due to Global Outbreak of COVID-19

In March of 2020, the World Health Organization declared an outbreak of COVID-19 a global pandemic. The COVID-19 has impacted vast array of businesses through the restrictions put in place by most governments internationally, including the USA and Canadian governments, as well as provincial and municipal governments, regarding travel, business operations and isolation/quarantine orders. At this time, it is unknown to what extent the impact of the COVID-19 outbreak may have on the Company as this will depend on future developments that are highly uncertain and that cannot be predicted with confidence. These uncertainties arise from the inability to predict the ultimate geographic spread of the disease, and the duration of the outbreak, including the duration of travel restrictions, business closures or disruptions, and quarantine/isolation measures that are currently, or may be put, in place world-wide to fight the virus. While the extent of the impact is unknown, the COVID-19 outbreak may hinder the Company’s ability to raise financing for exploration or operating costs due to uncertain capital markets, supply chain disruptions, increased government regulations and other unanticipated factors, all of which may also negatively impact the Company’s business and financial condition.

Note 2 Summary of Significant Accounting Policies

Use of Estimates

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in US dollars. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which may have been made using careful judgment. Actual results may vary from these estimates.

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

Note 2 Summary of Significant Accounting Policies – (cont’d)

Fair value measurements

The book value of cash, accounts payable, accrued liabilities and due to related parties approximate their fair values due to the short term maturity of those instruments. The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 - observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 - assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  There were no assets or liabilities measured at fair value on a nonrecurring basis during the years ended April 30, 2019 and 2020.

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

Note 4 Related Party Transactions

During the year ended April 30, 2020 the Company’s president advanced the Company $57,303 (2019 - $38,416), for a total amount advanced of $200,909. The advances are unsecured, bear no interest and have no terms of repayment.

Note 5 Capital Stock

The authorized common stock of the Company consists of 90,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

Note 6 Income Taxes

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Year Ended April 30, 2020	Year Ended April 30, 2019
Basic statutory and state income tax rate	21%	21%
Income (loss) before income taxes	$(46,683)	$(44,924)
Expected approximate tax recovery on net loss, before income tax	(10,000)	(9,000)
Change in tax rate	—	—
Changes in valuation allowance	10,000	9,000
Deferred income tax recovery	$—	$—

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended	Year Ended
	April 30, 2020	April 30, 2019
Deferred income tax assets
Non-capital losses carried forward	$49,000	$39,000
Less: valuation allowance	(49,000)	(39,000)
Deferred income tax assets	$—	$—

At April 30, 2020, the Company has incurred accumulated net operating losses in the United States of America totaling approximately $235,000 which are available to reduce taxable income in future taxation years. These losses may be carried forward indefinitely.

F-9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

Item 9A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, April 30, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2020 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of April 30, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are typical of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officer and director and her age as of the date of this 10-K is as follows:

Name	Age	Position(s) and Office(s) Held
Yang Liu	37	President, Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Yang Liu, Ms. Liu, age 37, has served as our sole executive officer and sole director since April 28, 2017. Mr. Liu has served as director, board chairwoman and legal representative for Qingdao Weichuang Private Capital Management Co. since November 2015. Weichuang Private Capital Management Co., registered capital of ¥100 million yuan, operates equity investment, debt investment, capital investment consulting, short-term financial investment and entrusted asset management business. Ms. Liu was responsible for decision-making and co-ordinating financial and budget activities for maximum operational efficiency. From August 2008 to November 2015, Ms. Liu served as General Manager of Qingdao Harbor Impression Hotel Management Co. Ltd. Qingdao Harbor Impression Hotel Management Co. Ltd. has more than 100 hotels nationwide. Ms. Liu was in charge of Planning, directing and coordinating the operations of business. She also worked at Yantai Huiyun Investment Co., Ltd. in the Investment Department as Customer Service Manager from November 2005 to July 2008. Yantai Huiyun Investment Co., Ltd. is a privately owned and operated company that makes long-term investments in China. And Ms. Liu was responsible for information management, planning and organizing. Ms. Liu has over ten years work experience in investment and hotel management. She obtained her Bachelor’s Degree with a major in international trade from Yantai University in 2005.  Ms. Liu does not have any prior experience as a chief executive or as the head of a public company.

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

Summary Compensation Table

During our last two fiscal years, we have not paid or awarded any compensation to our sole executive officer.

Narrative Disclosure to the Summary Compensation Table

Our named executive officer does not currently receive any compensation from the Company for her service as an officer of the Company.

Outstanding Equity Awards At Fiscal Year-end Table

AS at the end of our fiscal year ended April 30, 2019, we did not have any outstanding option, equity incentive plan or stock awards.

Compensation of Directors Table

During our most recently completed fiscal year, no compensation was paid to our sole director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 26, 2020, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 2,790,000 shares of common stock issued and outstanding.

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

Our sole director is also our sole executive officer. As such, we do not have any independent directors. In assessing the independence of our sole director, we utilized the definition of “Independent Director” as set forth in the OTCQB Standards version 3.3 dated February 22, 2020 as maintained by OTC Markets Group Inc.

Item 14. Principal Accounting Fees and Services

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	2020	2019
Audit and review fees	$15,000	$15,400
Audit related fees	$—	$—
Tax fees	$1,500	$—
All other fees	$—	$—
Total	$16,500	$15,400

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

Nogales Resources Corp.

Date:	June 26, 2020

By:	/s/ Yang Liu Yang Liu
Title:	Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Nogales Resources Corp.

Date:	June 26, 2020

By:	/s/ Yang Liu Yang Liu
Title:	Chief Executive Officer, Chief Financial Officer and Director

